Form 10QSB
period 2007-01-31
Mayflower Bancorp Inc
filed 2007-03-08
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52477

MAYFLOWER BANCORP, INC.

(Exact name of Small Business Issuer in its Charter)

Chartered by the Commonwealth of Massachusetts	20-8448499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

30 South Main Street, Middleboro, Massachusetts	02346
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (508) 947-4343

Indicate by check mark whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2007

Common Stock $1.00 par value	2,092,039
(Title of class)	(Shares outstanding)

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,381	$6,342
Federal funds sold	2,296	453

Total cash and cash equivalents	6,677	6,795
Investment securities:
Securities available-for-sale, at fair value	47,526	48,335
Securities held-to-maturity (fair value of $33,821 and $38,768 respectively)	34,477	39,996

Total investment securities	82,003	88,331
Loans receivable, net	136,237	139,230
Accrued interest receivable	1,179	1,156
Real estate held for investment	331	340
Premises and equipment	9,236	6,578
Deposits with The Cooperative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,647
Refundable income taxes	214	—
Deferred income taxes	13	311
Other assets	759	766

Total assets	$238,748	$245,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$196,304	$200,534
Advances and borrowings	21,771	25,197
Advances from borrowers for taxes and insurance	478	239
Accrued income taxes	—	48
Accrued expenses and other liabilities	827	993

	219,380	227,011

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued and outstanding—none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued and outstanding 2,092,039 at January 31, 2007 and 2,073,849 at April 30, 2006	2,092	2,074
Additional paid-in capital	4,223	4,131
Retained earnings	13,447	13,274
Accumulated other comprehensive income (loss)	(394)	(887)

Total stockholders’ equity	19,368	18,592

Total liabilities and stockholders’ equity	$238,748	$245,603

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,436	$2,243	$7,286	$6,540
Securities held-to-maturity	343	387	1,068	1,102
Securities available-for-sale	568	499	1,687	1,544
Federal funds sold and interest bearing deposits in banks	16	12	26	73

Total interest income	3,363	3,141	10,067	9,259

Interest expense:
Deposits	1,357	1,011	3,820	2,847
Borrowed funds	277	183	871	518

Total interest expense	1,634	1,194	4,691	3,365

Net interest income	1,729	1,947	5,376	5,894
Provision for loan losses	30	—	90	60

Net interest income after provision for loan losses	1,699	1,947	5,286	5,834

Noninterest income:
Loan origination and other loan fees	29	28	122	97
Customer service fees	170	168	544	491
Gain on sales of mortgage loans	60	11	116	145
Loss on sales of investment securities	—	(290)	—	(254)
Other	65	38	148	112

Total noninterest income	324	(45)	930	591

Noninterest expense:
Compensation and fringe benefits	922	832	2,675	2,466
Occupancy and equipment	244	255	716	733
FDIC assessment	6	7	18	20
Data processing	71	71	214	207
Other	460	397	1,377	1,217

Total noninterest expense	1,703	1,562	5,000	4,643

Income before income taxes	320	340	1,216	1,782
Provision for income taxes	104	132	417	669

Net income	$216	$208	$799	$1,113

Earnings per share (basic)	$0.10	$0.10	$0.38	$0.54

Earnings per share (diluted)	$0.10	$0.09	$0.37	$0.52

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total
BALANCE, April 30, 2005	$2,072	$4,116	$12,663	$(455)	$18,396

Net income for the 9 months ended January 31, 2006	—	—	1,113	—	1,113

Other comprehensive income, net of tax:
Change in unrealized loss of securities available- for-sale, net of deferred income taxes of $197,000	—	—	—	(325)	(325)

Reclassification adjustment for losses included in net income, net of deferred income taxes of $96,000	—	—	—	158	158

					(167)

Total comprehensive income	—	—	—	—	946

Issuance of 30 shares $1 par value common stock	—	—	—	—	—

Cash dividends paid ($.30 per share)	—	—	(621)	—	(621)

BALANCE, January 31, 2006	$2,072	$4,116	$13,155	$(622)	$18,721

BALANCE, April 30, 2006	$2,074	$4,131	$13,274	$(887)	$18,592

Net income for the 9 months ended January 31, 2007	—	—	799	—	799

Other comprehensive income, net of tax:

Change in unrealized loss on securities available- for-sale, net of deferred income taxes of $298,000	—	—	—	493	493

Total comprehensive income	—	—	—	—	1,292

Issuance of 18,190 shares $1 par value common stock	18	92	—	—	110

Cash dividends paid ($.30 per share)	—	—	(626)	—	(626)

BALANCE, January 31, 2007	$2,092	$4,223	$13,447	$(394)	$19,368

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$10,208	$9,389
Fees and other income received	891	797
Interest paid	(4,725)	(3,362)
Cash paid to suppliers and employees	(4,503)	(4,307)
Income tax paid	(679)	(614)

Net cash provided by operating activities	1,192	1,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	2,941	(5,095)
Purchases of available-for-sale securities	(3,173)	(8,895)
Proceeds from sales/calls of available-for-sale securities	750	5,072
Proceeds from maturities of available-for-sale securities	3,947	5,466
Purchase of held-to-maturity securities	(751)	(8,197)
Proceeds from maturities/calls of held-to-maturity securities	6,184	4,892
Purchase of Federal Home Loan Bank stock	(3)	—
Purchases of premises and equipment	(2,993)	(699)
Other—net	(279)	(45)

Net cash provided by (used in) investing activities	6,623	(7,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,230)	482
Proceeds from long-term debt	11,200	7,500
Repayment of borrowings	(14,126)	(9,113)
Net (decrease) increase in overnight Federal Home Loan Bank advances	(500)	2,860
Net increase in advances from borrowers for taxes and insurance	239	157
Issuance of common stock	110	—
Dividends paid on common stock	(626)	(621)

Net cash (used in) provided by financing activities	(7,933)	1,265

Net decrease in cash and cash equivalents	(118)	(4,333)
Cash and cash equivalents—beginning of period	6,795	8,794

Cash and cash equivalents—end of period	$6,677	$4,461

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Nine months ended January 31,
	2007	2006
	(In Thousands)
Net income	$799	$1,113

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	345	374
Provision for loan losses	90	60
Premium amortization	163	248
Amortization of intangible assets	11	11
Deferred income taxes	—	20
Loss on sales of investments	—	254
Decrease (increase) in accrued interest receivable	(23)	(118)
Decrease (increase) in prepaid expenses	(17)	(75)
Decrease (increase) in mortgage servicing rights	28	48
Decrease (increase) in refundable income taxes	(214)	15
Increase (decrease) in accrued expenses	131	(22)
Increase (decrease) in accrued income taxes	(48)	21
Increase (decrease) in accrued interest payable	(34)	3
Increase (decrease) in deferred loan origination fees	(39)	(49)

Total adjustments	393	790

Net cash provided by operating activities	$1,192	$1,903

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007 and 2006

A.	Reorganization and Basis of presentation:

On February 15, 2007, the Company completed its reorganization into a holding company structure at which time it became a wholly-owned subsidiary of Mayflower Bancorp, Inc. (the “Company”). Each share of Mayflower Co-operative Bank common stock was converted to one share of Mayflower Bancorp, Inc. common stock. The results presented are those of Mayflower Co-operative Bank and Subsidiaries.

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Co-operative Bank and Subsidiaries as of and for the year ended April 30, 2006. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Stock-based compensation:

Effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock option grants, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal year 2007.

SFAS 123(R) requires the Company to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting the first day of the fiscal year, May 1, 2006, for the Company. The Consolidated Financial Statements, as of and for the nine months ended January 31, 2007, reflect the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25. Under this method, no stock-based compensation expense for employee stock options was recognized in the Consolidated Financial Statements because the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method used in adopting SFAS 123(R), earnings results prior to fiscal year 2007 have not been restated to reflect, and do not include the possible impact of SFAS 123(R).

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for stock-based awards.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2007 and 2006

B.	Stock-based compensation, continued:

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) in fiscal 2006.

(In Thousands, Except Per Share Data)	Nine months ended January 31, 2006
Net income as reported	$1,113
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of income tax	54

Pro forma net income	$1,059

Basic earnings per share
As reported	$0.54
Pro forma	$0.51
Diluted earnings per share
As reported	$0.52
Pro forma	$0.50

C.	Recent accounting pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which addresses the accounting for and reporting of accounting changes and error corrections. This Statement requires retrospective application for reporting voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this Statement will have a material effect on the Consolidated Financial Statements.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”. This Statement amends SFAS No. 140 with respect to accounting for separately recognized servicing assets and servicing liabilities. This Statement, among other provisions, requires that servicing assets and liabilities be initially measured at fair value, permits alternate measurement methods for servicing assets and liabilities subsequent to initial measurement, and contains additional disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not believe the adoption of this Statement will have a material effect on the Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet evaluated the impact, if any, that SFAS No. 157 will have on the Company’s financial position and results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension, and other Postretirement Plans”, which requires employers to recognize the under-funded or over-funded status of a defined benefit plan as an asset or liability in its statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for the years ending after December 15, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. As such, the adoption is not expected to have an impact to the Company’s results of operations in fiscal 2007. Adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In June 2006, FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN No. 48 are to be applied to all tax positions upon initial adoption of this interpretation. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon the adoption of FIN No. 48. The Company has not yet determined the potential financial impact of adopting FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB No. 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of May 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108 on the results of operations and financial position.

D.	Reclassification:

Certain amounts in the fiscal 2006 consolidated financial statements have been reclassified to conform to the fiscal 2007 presentation.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, and credit quality and credit risk management. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Critical Accounting Policies:

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material effect on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company believes the following are critical accounting policies:

Allowance for Loan Losses:

The provision for loan losses represents a charge or credit against current earnings and an addition or deduction from the allowance for loan losses. In determining the amount to provide for potential loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans deemed to be impaired, (2) general loss allocations for various types of loans based on loss experience factors, and (3) an unallocated allowance. The general and unallocated allowances are maintained based on management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings. In addition, regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additional allowances based on judgments different than those of management, which could also adversely affect the Company’s earnings.

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in their analysis of other-than temporarily impaired securities including industry analyst reports, sector credit ratings, volatility in market price and other relevant information such as financial condition, earnings capacity and near term prospects of the company and the length of time and extent to which the market value has been less than cost.

Whenever a debt or equity security is deemed to be other-than temporarily impaired as determined by management’s analysis, it is written-down to its current fair market value. Any unfavorable change in general market conditions or the condition of a specific issuer could cause an increase in the Company’s impairment write-downs on investment securities, which would have an adverse effect on the Company’s earnings.

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. Although the Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements, as a member of The Co-operative Central Bank’s Share Insurance Fund, the Company also has the right to borrow from the Reserve Fund for short-term cash needs by pledging certain assets. The Company has not exercised this right for several years.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At January 31, 2007 and April 30, 2006, the Company’s capital ratios were in excess of regulatory requirements and the Company is considered to be well-capitalized under regulatory requirements.

Financial Condition:

At January 31, 2007, the Company’s total assets were $238.7 million as compared to $245.6 million at April 30, 2006, a decrease of $6.9 million. During the nine months ended January 31, 2007, investment security balances decreased by $6.3 million or 7.2% as the Company chose to use scheduled investment maturities and repayments to repay outstanding borrowings, which decreased by $3.4 million, and to fund deposit outflows during the period. Additionally, net loans receivable decreased by $3.0 million, largely due to a decrease in construction loan balances outstanding.

At January 31, 2007, premises and equipment increased by $2.7 million when compared to April 30, 2006. This increase was due to the land purchase, construction, and equipment costs for the Company’s newest full service office in West Wareham, Massachusetts, which opened during the third quarter.

During the nine months ended January 31, 2007, residential mortgage loan originations decreased substantially compared to the prior year quarter due to a slower real-estate and housing market and rising interest rate environment. During this period, the Company originated a total of $8.2 million in residential mortgage loans compared to $17.4 million originated for the same period one year ago. During the period, the Company sold $7.5 million of fixed-rate residential loans in the secondary mortgage market compared to sales of $8.0 million for the prior year period. These sales produced gains of $116,000 during the nine months ended January 31, 2007, compared to gains of $145,000 for the prior year period. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $238,000 decrease in residential loan balances as compared to April 30, 2006.

Since April 30, 2006, the Company has continued to market its home equity products, and as a result of this and other factors, has experienced an increase of $2.5 million in fixed-rate home equity loans, offset by a decrease of $705,000 in home equity line of credit balances outstanding. Also, commercial mortgage balances grew by $1.7 million and personal loan balances increased by $165,000, but were offset by a decrease of $1.3 million in commercial loan balances. Finally, construction loan balances outstanding decreased by $5.1 million due to the sale of properties financed by the Company and a reduction in development financing activity on the part of the Company. In aggregate, net loans outstanding decreased by $3.0 million from $139.2 million at April 30, 2006 to $136.2 million at January 31, 2007.

Commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of underlying collateral, if any. As such, the overall strength of the Company’s loan portfolio will continue to rely heavily on the health of the New England and local economies.

At January 31, 2007, the Company’s reserve for estimated loan losses was $1,772,000, which represented 1.30% of net loans receivable at that date. This compares to $1,704,000 at April 30, 2006, which represented 1.22% of net loans receivable. During the nine months ended January 31, 2007, the Company charged off $11,000 in installment loans and $11,000 in commercial loans, and provided $90,000 to augment its reserve. Management anticipates reasonable stability in the local economy through the remainder of fiscal year 2007, although the Company’s loan portfolio will rely heavily on the strength of the local real estate market. Significant deterioration in that market could have a negative impact on the Company’s results. Although management will continue to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

Total deposits, after interest credited, decreased by $4.2 million from $200.5 million at April 30, 2006 to $196.3 million at January 31, 2007. During the nine months, the Company experienced reductions in its savings and money market account balances of $5.9 million and $238,000 respectively, as well as a decrease of $4.8 million in transaction account balances. Certificate of deposit balances increased by $6.6 million when compared to April 30, 2006.

Total stockholders’ equity increased by $776,000 when compared to April 30, 2006. This increase resulted from net income for the period of $799,000, coupled with an increase of $110,000 as a result of the exercise of employee stock options. Additionally, stockholders’ equity increased due to fluctuations in the unrealized loss on securities available-for-sale, from a net unrealized loss of $887,000 at April 30, 2006 to a net unrealized loss of $394,000 at January 31, 2007. These increases were partially offset by the payment of cash dividends totaling $626,000 or $.30 per share. The Company’s total stockholders’ equity to assets ratio was 8.11% at January 31, 2007 as compared to 7.57% at April 30, 2006.

Results of Operations:

Comparison of the three months ended January 31, 2007 and January 31, 2006.

General:

Net income for the three months ended January 31, 2007 was $216,000 compared with net income of $208,000 for the three months ended January 31, 2006, an increase of $8,000 or 3.8%. Net interest income decreased by $218,000, and the provision for loan losses increased by $30,000 for the quarter ended January 31, 2007. Total non-interest income increased by $369,000, primarily as a result of a decrease of $290,000 in loss on sales of investment securities. Total non-interest expense increased by $141,000 or 9.0%, primarily as a result of increases in compensation and fringe benefit expense and other operating expenses.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2007, the Company’s net interest margin decreased from 3.39% to 3.04%. This decrease in net interest margin is primarily the result of short-term interest rates, on which deposits are priced, having increased more rapidly during the period than long-term rates, on which loans are priced, thus flattening the yield curve. Additionally, depositor preference for shorter-term, high-cost certificate of deposit specials has further increased the Company’s cost of funds. The resulting cost of new and repriced short-term certificates of deposit has exceeded the rate of increases on new and repricing interest-earning assets.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ANALYSIS OF INTEREST RATE SPREAD

The following table reflects the weighted average yield, interest earned, and the average balances of loans and investments, and the weighted average rates, interest expense, and the average balances of deposits and borrowed funds for the periods indicated. The yield data for loans does not include loan origination and other loan fees.

	Three months ended January 31,
	2007			2006
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$139,494	$2,436	6.99%	$136,805	$2,243	6.56%
Investment securities	87,009	911	4.19%	91,482	886	3.87%
Short-term investments and interest bearing deposits in banks	1,315	16	4.87%	1,235	12	3.89%

All interest-earning assets	$227,818	$3,363	5.90%	$229,522	$3,141	5.47%

Interest-bearing liabilities:
Deposits	196,337	1,357	2.76%	200,392	1,011	2.02%
Borrowed funds	23,887	277	4.64%	20,796	183	3.52%

All interest-bearing liabilities	$220,224	1,634	2.97%	$221,188	1,194	2.16%

Net interest income		$1,729			$1,947

Weighted average interest rate spread (2)			2.93%			3.31%

Net interest margin			3.04%			3.39%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

The effect on net interest income as a result of changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided in the table below on changes for the period indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance) and (3) the combined effect of changes in interest rates and volume (change in yield multiplied by change in average balance).

	Three months ended January 31,
	2006 vs. 2007
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$193	$44	$146	$3
Investment securities	25	(43)	72	(4)
Short-term investments	4	1	3	—

Total	222	2	221	(1)

Interest expense:
Deposits	346	(20)	374	(8)
Borrowed funds	94	27	58	9

Total	440	7	432	1

Increase (decrease) in net interest and dividend income	$(218)	$(5)	$(211)	$(2)

Interest and Dividend Income:

Interest and dividend income increased by $222,000, or 7.1%, to $3.4 million for the three months ended January 31, 2007. Interest income from loans increased by $193,000. This increase was due to an increase in the average rate earned on loans from 6.56% to 6.99% on an annualized basis, and by an increase of $2.7 million in the average balance of loans outstanding. Interest and dividend income on investment securities increased by $25,000 as a result of an increase in the average yield earned, from 3.87% in the 2006 quarter to 4.19% in the 2007 quarter, offset by a decrease of $4.5 million in the average balance of investments. Interest on short-term investments increased by $4,000 due to an increase in Company’s average yield earned from 3.89% in 2006 to 4.87% in 2007, coupled with an increase of $80,000 in the average balance of short-term investments.

Interest Expense:

Interest expense increased by $440,000, or 36.9%, to $1.6 million for the three months ended January 31, 2007 from $1.2 million for the three months ended January 31, 2006. Interest expense on deposits increased by $346,000 as a result of an increase in the average rate paid, from 2.02% to 2.76%, offset by a decrease of $4.1 million in the average balance of deposits. Interest expense on borrowed funds increased by $94,000, or 51.4%, for the three months ended January 31, 2007. This increase was due to an increase in the average rate paid on borrowed funds, from 3.52% in the January 2006 three-month period to 4.64% in the January 2007 three-month period, and due to an increase of $3.1 million in the average balance of advances outstanding.

Provision for Loan Losses:

The provision for loan losses was $30,000 for the quarter ended January 31, 2007 compared to zero for the quarter ended January 31, 2006. The Company continues to provide for potential loan losses due to budget loan growth. Given the current status of the Company’s loan portfolio, and the lack of significant delinquencies or non-performing loans in the portfolio, management considers the loan loss reserve to be adequate at this time.

Non-interest Income:

Non-interest income increased by $369,000 for the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. This increase was primarily due to a decrease in loss on sales of investment securities, from a loss of $290,000 in the 2006 three-month period to no loss in the 2007 three month period. The prior year loss was principally due to the sale of the Company’s long-term investment in a General Motors bond which the Company disposed of due to that company’s poor financial performance. Additionally, during the quarter, gains on sales of loans increased by $49,000 as the Company was able to profitably sell recently originated fixed rate residential mortgages. Finally, other income increased by $27,000, primarily due to the receipt of a special dividend from The Co-operative Central Bank, the Company’s excess deposit insurer. Finally, loan origination and other loan fees increased by $1,000 and customer service fees increased by $2,000.

Non-interest Expense:

Non-interest expense increased by $141,000, or 9.0%, for the three months ended January 31, 2007. This increase was due primarily to an increase in compensation and fringe benefits of $90,000 and is a result of the hiring of staff for the Company’s new West Wareham office as well as the hiring of an additional commercial lender, normal salary adjustments, and increased health care and other benefit costs. Additionally, other expenses increased by $63,000 due principally to costs incurred with the Company’s holding company reorganization. These increases were offset by a decrease of $11,000 in occupancy and equipment expense, a result of lower equipment depreciation, and by a decrease of $1,000 in FDIC assessment expense.

Provision for Income Taxes:

The provision for income taxes decreased by $28,000 for the three months ended January 31, 2007 when compared to the three months ended January 31, 2006, primarily due to a reduction in state income taxes. Effective income tax rates were 32.5% and 38.8% respectively in the 2007 and 2006 periods. The higher tax rate in the 2006 period is a result of capital losses not deductible for state income tax purposes. The lower effective tax rate in comparison to statutory rates for is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the nine months ended January 31, 2007 and January 31, 2006.

General:

Net income for the nine months ended January 31, 2007 was $799,000 compared with net income of $1,113,000 for the nine months ended January 31, 2006, a decrease of $314,000 or 28.2%. Net interest income decreased by $518,000 due to declining spreads and margins. The provision for loan losses was $90,000 for the period ended January 31, 2007 compared to $60,000 for the period ended January 31, 2006. Total non-interest income increased by $339,000 or 57.4%, due primarily to a reduction in loss on sales of investments, and total non-interest expense increased by $357,000 or 7.7%, principally as a result of increased salary and benefit expense and increases in other operating expenses.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid, on deposits and borrowings as a percentage of average interest-earning assets. During the nine months ended January 31, 2007, the Company’s net interest margin decreased from 3.44% to 3.11%. This margin reduction is primarily the result of short-term interest rates, on which deposits are priced, having increased more rapidly during the period than long-term rates, on which loans are priced, thus flattening the yield curve. The resulting cost of new and repriced short-term certificates of deposit has exceeded the rate of yield increases on new and repricing interest-earning assets.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ANALYSIS OF INTEREST RATE SPREAD

The following table reflects the weighted average yield, interest earned and the average balances of loans and investments and the weighted average rates, interest expense and the average balances of deposits and borrowed funds for the periods indicated. The yield data for loans does not include loan origination and other loan fees.

	Nine months ended January 31,
	2007			2006
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$140,781	$7,286	6.90%	$134,109	$6,540	6.50%
Investment securities	89,274	2,755	4.11%	91,323	2,646	3.86%
Short-term investments and interest bearing deposits in banks	698	26	4.97%	2,912	73	3.34%

All interest-earning assets	$230,753	$10,067	5.82%	$228,344	$9,259	5.41%

Interest-bearing liabilities:
Deposits	197,008	3,820	2.59%	199,306	2,847	1.90%
Borrowed funds	25,448	871	4.56%	21,000	518	3.29%

All interest-bearing liabilities	$222,456	4,691	2.81%	$220,306	3,365	2.04%

Net interest income		$5,376			$5,894

Weighted average interest rate spread (2)			3.01%			3.37%

Net interest margin			3.11%			3.44%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

The effect on net interest income as a result of changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided in the table below on changes for the period indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance) and (3) the combined effect of changes in interest rates and volume (change in yield multiplied by change in average balance)

	Nine months ended January 31,
	2006 vs. 2007
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$746	$325	$401	$20
Investment securities	109	(59)	172	(4)
Short-term investments	(47)	(55)	35	(27)

Total	808	211	608	(11)

Interest expense:
Deposits	973	(33)	1,018	(12)
Borrowed funds	353	110	201	42

Total	1,326	77	1,219	30

Increase (decrease) in net interest and dividend income	$(518)	$134	$(611)	$(41)

Interest and Dividend Income:

Interest and dividend income increased by $808,000 or 8.7% to $10.1 million for the nine months ended January 31, 2007 from $9.3 million for the nine months ended January 31, 2006. Interest income from loans increased by $746,000. This increase was due to an increase of $6.7 million in the average balance of loans outstanding and an increase in the average rate earned on loans from 6.50% to 6.90% on an annualized basis. Interest and dividend income on investment securities increased by $109,000 as a result of an increase in the average yield earned, from 3.86% in 2006 to 4.11% in 2007, offset by a decrease of $2.0 million in the average balance of investments. Interest on short-term investments decreased by $47,000 as a result of a decrease of $2.2 million in the average balance of short-term investments, offset by an increase in the average yield earned, from 3.34% to 4.97%.

Interest Expense:

Interest expense increased by $1.3 million or 39.4% to $4.7 million for the nine months ended January 31, 2007 from $3.4 million for the nine months ended January 31, 2006. Interest expense on deposits increased by $973,000 or 34.2% as a result of an increase in the average rate paid, from 1.90% to 2.59%, offset by a decrease of $2.3 million in the average balance of deposits. Interest expense on borrowed funds increased by $353,000 or 68.1% for the nine months ended January 31, 2007. This increase was due to an increase in the average rate paid on borrowed funds, from 3.29% in the January 2006 nine-month period to 4.56% in the January 2007 nine-month period, augmented by an increase of $4.4 million in the average balance of borrowed funds, from $21.0 million in the 2006 nine-month period to $25.4 million in the 2007 nine-month period.

Provision for Loan Losses:

The provision for loan losses was $90,000 for the nine months ended January 31, 2007, compared to $60,000 for the nine months ended January 31, 2006. The Company continues to provide for potential loan losses to the its budgeted growth in the loan portfolio. Given the current status of the Company’s loan portfolio, and the lack of significant delinquencies or non-performing loans in it, management considers the loan loss reserve to be adequate at this time.

Non-interest Income:

Non-interest income increased by $339,000 for the nine months ended January 31, 2007, due primarily to a decrease of $254,000 in loss on sales of investments due to the prior year sale of an investment in a General Motors corporate bond, which resulted in a gross loss of $353,000. Additionally, customer service fees increased by $53,000 due to additional overdraft charges and ATM surcharge revenue, loan origination and other loan fees increased by $25,000 due to a reduction in the amortization of the mortgage servicing asset, and other income increased by $36,000 due to increased debit card interchange revenue and the receipt of a special dividend from the Company’s excess insurer. These increases were offset by a decrease of $29,000 in gains on loans sold in the secondary mortgage market

Non-interest Expense:

Non-interest expense increased by $357,000 or 7.7% for the nine months ended January 31, 2007. This increase was due primarily to an increase in compensation and fringe benefits of $209,000 and is a result of staffing for the Company’s new West Wareham office, the hiring of an additional commercial lender, normal salary adjustments, and increased benefit costs. Other expenses increased by $160,000 due to legal and consulting costs incurred by the Company’s holding company reorganization, while data processing expense increased by $7,000. These increases were offset by a decrease of $17,000 in occupancy and equipment expense and by a decrease of $2,000 in FDIC assessment expense.

Provision for Income Taxes:

The provision for income taxes decreased by $252,000 for the nine months ended January 31, 2007 when compared to the nine months ended January 31, 2006 due to the decrease in net income before taxes. Effective income tax rates were 34.3% and 37.5% respectively in the 2007 and 2006 periods. The higher tax rate in the 2006 period is a result of capital losses not deductible for state income tax purposes. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Interest Rate Risk Exposure and the Interest Rate Spread:

The Company’s net earnings depend primarily upon the difference between the income (interest and dividends) earned on its loans and investment securities (earning assets) and the interest paid on its deposits and borrowed funds (interest-bearing liabilities), together with other income and other operating expenses. The Company’s investment income and interest paid (cost of funds) are significantly affected by general economic conditions and by policies of regulatory authorities.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, security investments, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of changes on its net interest income and capital, while adjusting its rate-sensitive asset and liability structure to obtain the maximum net yield on that structure. The Company relies primarily on this structure to control interest rate risk. However, a sudden and substantial shift in interest rates may adversely impact the Company’s earnings to the extent that the interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities do not change at the same frequency, to the same extent or on the same basis.

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets for the periods indicated. During the periods shown, the Company had no restructured loans within the meaning of FASB Statement of Financial Accounting Standards No. 15.

	January 31, 2007	April 30, 2006	January 31, 2006
(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$—	$—	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$—	$—	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	—	—	—
Total assets	—	—	—

Non-performing assets
**Non-accrual loans	$—	$—	$—
Non-accrual investments (book value)	—	—	—
Real estate acquired by foreclosure	—	—	—

	$—	$—	$—

Non-performing assets as a percentage of:
Net loans receivable	—	—	—
Total assets	—	—	—

Allowance for loan losses	$1,772	$1,704	$1,672

Allowance as a percentage of net loans	1.30%	1.22%	1.23%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of both the Securities and Exchange Commission and the Federal Deposit Insurance Corporation. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (b) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: March 6, 2007

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)