Form 10KSB
period 2007-04-30
Mayflower Bancorp Inc
filed 2007-07-19
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-52477

MAYFLOWER BANCORP, INC.

(Name of small business issuer in its charter)

Massachusetts	20-8448499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South Main Street, Middleboro, Massachusetts	02346
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (508) 947-4343

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $1.00 per share	The Nasdaq Global Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year were $14,685,000.

At July 3, 2007, there were 2,095,856 shares of the Registrant’s common stock, par value $1.00, outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant at July 3, 2007, was approximately $22,144,000 based on the price at which the common stock was last sold. For purposes of this calculation shares held by directors and executive officers of the Registrant and by any stockholder beneficially owning more than 5% of the Registrant’s outstanding common stock are deemed to be shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2007 Annual Report to Stockholders (Part II).

2. Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).

PART I

Note on Forward-Looking Statements

When used in this Annual Report on Form 10-KSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including changes in regional and national economic conditions, changes in local demographics, unfavorable judicial decisions, substantial changes in levels of market interest rates, technological innovations, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1.	Description of Business

General

The Company. Mayflower Bancorp, Inc. (the “Company”), a Massachusetts corporation, was organized by Mayflower Co-operative Bank (the “Bank”) on October 5, 2006, to acquire all of the capital stock of the Bank as part of the Bank’s reorganization into the holding company form of ownership, which was completed on February 15, 2007. Upon completion of the holding company reorganization, the Company’s common stock, par value $1.00 per share (the “Common Stock”), became registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company has no significant assets other than the common stock of the Bank and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-KSB relates to the operations of the Bank and its subsidiaries.

The Bank. Mayflower Co-operative Bank (the “Bank”) was organized as a Massachusetts chartered co-operative bank in 1889. The primary business of the Bank is to acquire funds in the form of deposits and make permanent and construction mortgage loans on one- to-four family homes and commercial real estate located in its primary market area. Additionally, the Bank makes commercial business loans, consumer loans and offers home equity loans and lines of credit. The Bank also invests a portion of its funds in money market instruments, federal government and agency obligations, various types of corporate debt and equity securities, and other authorized investments.

The Bank considers its primary market area to be southeastern Massachusetts including Plymouth County and Bristol County. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000 per individual insured depositor and $250,000 for certain retirement plan deposit accounts, with additional insurance to the total amount of the deposit provided by the Share Insurance Fund of The Co-operative Central Bank, a deposit-insuring entity chartered by the Commonwealth of Massachusetts. The Bank converted from a mutual co-operative bank to a stock form co-operative bank in December 1987. The Bank is subject to regulation by the Massachusetts Division of Banks (the “Division”) and the FDIC. The Bank’s savings and lending activities are conducted through seven offices in Middleboro, Plymouth, Wareham, Rochester, Bridgewater, Lakeville, and West Wareham, Massachusetts.

The Bank’s principal sources of income are interest on loans and loan origination fees, interest and dividends on investment securities and short-term investments, loan servicing and other fees, and gains on the sale of investment securities and mortgages. The Bank’s principal expenses are interest paid on deposits and borrowings and general and administrative expenses.

Holding Company Reorganization

On February 15, 2007, the Bank consummated its reorganization into the holding company form of organization. Pursuant to the plan of reorganization, at the effective time of the reorganization, each issued and outstanding share of the Bank’s common stock was converted into and exchanged for one share of the Company’s common stock, the Bank became a wholly owned subsidiary of the Company and the Bank’s stockholders became stockholders of the Company. In addition, the Company’s common stock is listed in place of the Bank’s common stock on the Nasdaq Stock Market under the trading symbol “MFLR.” No additional shares were offered or sold in connection with the reorganization.

Lending Activities

General. With a softening housing market holding down home purchase and construction borrowing, and a flat interest rate environment limiting incentives to refinance, the Bank saw its residential first mortgage and net construction loan balances decline by $2.1 million and $5.0 million, respectively. Home equity loan balances grew by $1.5 million as homeowners continued to favor home equity products rather than disturb the low fixed-rate mortgages obtained during the refinance boom of 2003.

The Bank’s loan portfolio totaled $137.0 million as of April 30, 2007, which represented 56.5% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products including one which features a fixed-rate of interest for the first three or five years, and is then adjustable on an annual basis. The Bank also originates adjustable-rate mortgages which include an annual interest rate adjustment. During the year ended April 30, 2007, the Bank originated residential and commercial mortgage loans (including construction loans committed) totaling $37.5 million, compared to $48.0 million in such loans originated during the year ended April 30, 2006. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of April 30, 2007, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $28.4 million and adjustable-rate residential first mortgage loans totaling $24.3 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at April 30, 2007, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At April 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$52,772	36.7%	$54,893	36.5%	$53,391	37.8%	$53,256	41.9%	$57,327	50.7%
Commercial real estate	37,704	26.2	34,032	22.6	30,976	21.9	29,519	23.2	22,080	19.5
Construction	20,601	14.3	29,824	19.8	29,078	20.6	20,370	16.0	15,101	13.3
Home equity loans	5,875	4.1	3,396	2.3	2,785	2.0	2,352	1.9	2,477	2.2
Home equity lines of credit	19,298	13.4	20,237	13.5	18,041	12.8	13,782	10.9	10,130	9.0

Total mortgage loans	136,250	94.7	142,382	94.7	134,271	95.1	119,279	93.9	107,115	94.7

Commercial business loans	5,104	3.6	5,580	3.7	4,597	3.3	5,046	4.0	2,874	2.5

Consumer loans:
Personal	1,408	1.0	1,608	1.1	1,575	1.1	2,053	1.6	2,538	2.2
Passbook	1,045	0.7	707	0.5	732	0.5	651	0.5	626	0.6

Total consumer loans	2,453	1.7	2,315	1.6	2,307	1.6	2,704	2.1	3,164	2.8

Total loans	143,807	100.0%	150,277	100.0%	141,175	100.0%	127,029	100.0%	113,153	100.0%

Less:
Due borrowers on construction and other loans	5,141		9,314		8,865		7,086		5,917
Net deferred loan origination fees	(10)		29		40		42		104
Allowances for possible loan losses	1,673		1,704		1,606		1,473		1,322

Total	6,804		11,047		10,511		8,601		7,343

Net loans	$137,003		$139,230		$130,664		$118,428		$105,810

Loan Maturity Analysis. The following table sets forth certain information at April 30, 2007, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after April 30, 2007	Due after 1 through 5 years after April 30, 2007	Due after 5 years after April 30, 2007	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$201	$737	$51,762	$52,700
Commercial	4,955	10,624	22,050	37,629
Construction	3,725	9,093	2,789	15,607
Home equity loans	—	517	5,358	5,875
Home equity lines of credit	—	—	19,298	19,298

Total mortgage loans	$8,881	$20,971	$101,257	$131,109

Other:
Consumer	1,247	1,206	—	2,453
Commercial business	4,123	981	—	5,104

Total	$5,370	$2,187	$—	$7,557

The next table shows at April 30, 2007, the dollar amount of all the Bank’s loans due one year or more after April 30, 2007, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$28,198	$24,301
Commercial	6,925	25,749
Construction	2,547	9,335
Home equity loans	5,875	—
Home equity lines of credit	—	19,298

Total mortgage loans	$43,545	$78,683

Other:
Consumer	1,206	—
Commercial business	655	326

Total other loans	$1,861	$326

Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms, due to prepayments. In addition, the Bank’s mortgage loans generally give the Bank the right to declare a loan due and payable in the event that, among other things, a borrower sells the real property subject to the mortgage and the loan is not repaid.

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $28.4 million, or 20.8%, of the Bank’s total mortgage loan portfolio as of April 30, 2007. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $24.3 million, or 17.8%, of the total mortgage loan portfolio.

Residential mortgages are generally made in amounts of up to 80% of the appraised value of the property securing the loan. Loans up to 97% of appraised value are available if private mortgage insurance can be obtained in order to reduce the Bank’s exposure. Residential mortgage loans are typically made for terms of up to 30 years. A significant portion of mortgage loans held in the Bank’s portfolio provide for an initial interest rate that is fixed for no longer than 60 months, and the majority of such loans are adjusted thereafter at intervals of twelve months. The Bank utilizes an index that is tied to the rate paid on one-year U.S. Treasury Bills for interest rate adjustments.

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or to other institutions on a servicing-released basis. During the year ended April 30, 2007, the Bank originated adjustable-rate mortgage loans amounting to $3.4 million, and fixed-rate mortgage loans amounting to $13.1 million. During the year ended April 30, 2007, the Bank sold $11.6 million of fixed-rate loans in the secondary mortgage market. At April 30, 2007, the Bank held $28.4 million in fixed-rate mortgages of which $2.5 million are identified as available for sale.

Interest rates for loans are set internally as a function of the Bank’s cost of funds, competitive pressures, the requirements of the secondary mortgage market and other strategic considerations. These rates are reviewed and revised as necessary. Rate commitments are made to applicants upon the payment of a rate lock fee which guarantees the locked rate to the applicant for a period of 60 days. The underwriting of residential first mortgage loans is conducted by the Bank’s mortgage department which conducts and documents an extensive review of the applicant’s employment, income, and previous credit history.

Construction Lending. The Bank has traditionally been involved in construction lending. As of April 30, 2007, the Bank had 61 construction loans outstanding, with $20.6 million committed in construction loan financing, representing 14.3% of the total loan portfolio. On that date, $5.0 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are made to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At April 30, 2007, the Bank’s average construction loan balance was $256,000 and the single largest construction loan with a commitment outstanding as of April 30, 2007, was for $2.4 million ($1.83 million advanced as of April 30, 2007), representing the Bank’s 50% participation in the net infrastructure financing for a residential condominium development in Hingham, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $10.8 million, second mortgage on a Hingham marina with net equity of $1.6 million and the personal guarantee of the principal.

Construction loan financing is conducted by the Bank’s mortgage and commercial loan departments which are responsible for underwriting each project according to Bank policy. Typical homeowner’s construction loans are made for a maximum of 80% of completed value. Construction loans representing up to 85% of completed value are available if private mortgage insurance can be obtained in order to reduce the Bank’s exposure. The Bank takes particular care to screen each residential construction loan request to determine that sufficient funds are being committed at closing to ensure the completion of the project and the issuance of an occupancy permit, thereby avoiding the need to supply additional funding for which the borrower may not be qualified. With respect to pre-sold construction loan requests received from builders and developers, the Bank extends financing for a maximum of 80% of completed value. Construction loans without a pre-sale commitment are offered only to experienced builders usually with loan-to-value ratios of no more than 75%. In some instances, the Bank further reduces this loan-to-value ratio to adequately protect its interests.

Builders’ home construction loans are written for a maximum term of twelve months, during which time the borrower is billed on an interest only basis. Pricing of these loans is individually determined on the basis of competitive and market conditions, the borrower’s experience and relationship with the Bank and the perceived level of risk. Maximum and aggregate loan limits for individual builders and borrowers depend upon market conditions and the applicant’s financial condition. Construction loan proceeds are disbursed in accordance with a

Bank-established schedule as work progresses and based upon inspection by the Bank’s Security Committee or duly authorized officer or approved inspector. No funds are released in anticipation of progress or for the acquisition of materials. In the event a construction loan extended to a builder or developer is not paid off within the original term of the note (typically twelve months), the note would generally be extended for an additional six-month period at an adjusted market rate of interest, if the borrower were current on interest payments to maturity. Contractors and builders doing business with the Bank are encouraged to refer their buyers to the Bank for permanent financing, and in some instances, special financing packages are offered by the Bank to facilitate a permanent relationship.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of April 30, 2007, the Bank had $37.7 million in commercial real estate loans outstanding, representing 26.2% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $306,000. The largest commercial real estate loan outstanding at April 30, 2007, was $2.55 million and was secured by residential building lots in Nantucket, Massachusetts, and the personal guarantees of the principals. Appraised value of this parcel is approximately $11.4 million. The second largest commercial real estate loan as of April 30, 2007, was for $1.77 million, and was secured by an office plaza in Wareham, Massachusetts and personal guarantees of the principals. Appraised value of the real estate is approximately $2.7 million. These loans were current at April 30, 2007.

Commercial real estate loans are currently made in an amount up to 75% of the appraised value of the property securing the loan. The personal guarantees of borrowers are required and in some instances additional collateral is taken. The majority of commercial real estate loans in the Bank’s portfolio are written for a term of up to ten years with amortization schedules typically based on a hypothetical term of 15 to 25 years. Interest rates may be fixed for up to seven years, with rate adjustments following the initial fixed period based on a margin over the prime rate or a treasury index. Prepayment penalties are usually required. The underwriting of commercial real estate loans entails review by Bank personnel of all existing and projected income and operating expenses. A detailed evaluation of the creditworthiness of the borrower and the viability of the project is also conducted.

Commercial Business Loans. Commercial business loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage loans, such loans allow the Bank to further diversify its loan portfolio. The Bank’s commercial business loan portfolio at April 30, 2007 totaled $5.1 million, or 3.6%, of the Bank’s loan portfolio. At that date, 120 commercial business loans were outstanding with an average balance of $43,000, while the largest commercial business loan at that date was a $275,000 credit line, of which $273,000 was advanced at April 30, 2007.

The Bank offers various types of commercial business loans including demand loans, time loans, term loans, and commercial lines of credit. These loans are generally written on demand or for terms of from three months to seven years and with fixed rates or variable rates of interest which adjust to a certain percentage (usually 2-3%) above the prime lending rate as reported in The Wall Street Journal. The Bank generally requires that commercial borrowers maintain a depository relationship with the Bank and management seeks to expand the depository relationship to include all other banking activity of its commercial business borrowers.

In conformity with the Bank’s lending policy, all commercial business loan applications are thoroughly screened and reviewed and a total credit package is required before approval. Most of these loans are collateralized by business assets, equipment or real estate and personal guarantees are required.

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio increased by 6.0% in fiscal year 2007 and totaled $2.5 million on April 30, 2007, representing 1.7% of the total loan portfolio on that date. These loans had a weighted average yield of 8.1% at April 30, 2007. The Bank offers both secured and unsecured personal loans, automobile loans, boat loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 90% of the value of the property securing the loan, less any outstanding first mortgage. The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75%, $100,000 for loan-to-value ratios up to 80% and $50,000 for those up to 90%. Fixed-rate home equity loans are offered with 5, 10 or 15-year terms. As of April 30, 2007, the Bank had $5.9 million outstanding in home equity loans, representing 4.1% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal. From time to time, the Bank has offered an initial fixed-rate period of up to five years. At April 30, 2007, the outstanding balance of the Bank’s home equity lines was $19.3 million, with a weighted average yield of 7.0%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

The Bank believes its commercial business lending and consumer lending programs create diversity and mitigate interest rate sensitivity within its asset mix and offer attractive yields. The Bank is currently emphasizing its lending programs through the activities of its loan officers, branch managers and customer service personnel.

Certain Underwriting Risks. As noted above, a significant portion of residential mortgage loans currently originated by the Bank for its portfolio provide for periodic interest rate adjustments. Despite the benefits of adjustable-rate mortgages to the Bank’s asset and liability management program, such mortgages pose risks because as interest rates rise the underlying payments required from the borrower rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. One of the ways the Bank seeks to protect itself on these loans is by generally limiting loans to 80% of the appraised value of the property and requiring substantially all mortgage loans with loan-to-value ratios in excess of 80% to carry private mortgage insurance. In addition, originating fixed-rate loans for sale in the secondary mortgage market may also involve certain risks as, in periods of rising interest rates, loans originated for sale may depreciate in value prior to their sale if a forward commitment for the sale of such loans has not been arranged. In such cases, the Bank may choose to retain such fixed-rate loans in its portfolio.

Commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties. Although commercial business loans are advantageous to the Bank because of their interest rate sensitivity, they also involve more risk due to the higher potential for default and the difficulty of disposing of the collateral, if any. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. On commercial real estate loans, the risk to the Bank is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the Bank’s loan may be impaired. In addition, the amount of a commercial real estate loan is typically substantially larger than a residential mortgage loan. As noted, the Bank seeks to protect itself on construction and commercial loans by limiting the loan-to-value ratios to 80% (or up to 85% with private mortgage insurance) and 75% or less, respectively, depending on the amount of the loan and/or the type of property offered for security, and by requiring the personal guarantees of borrowers.

To date, the relative strength of the New England economy and its real estate market in particular have helped to reduce the level of problem assets held by the Bank and their effect on the Bank’s results of operation. However, any slowdown in the regional economy or downturn in the New England real estate market could negatively impact a borrower’s repayment ability and the value of properties held as collateral, and may have a negative impact on the Bank’s financial condition and results of operations.

Origination Fees and Other Fees. The Bank presently receives origination fees on many of the real estate loans it originates. Fees to cover the cost of appraisals and credit reports are also collected. Loan origination income varies with the amount and type of loan made and with competitive and economic conditions. The Bank imposes late charges on all real estate loans.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 91, certain non-refundable fees associated with lending activities, such as origination and commitment fees and discounts, and certain incremental loan origination costs, are deferred and amortized over the life of the loan. As a result of the statement, loan origination fees and costs are deferred from current income recognition and spread as an adjustment to the yield (interest income) on the loans over their lives using the interest method.

Loan Solicitation and Underwriting Procedures. Loan originations are developed by the Bank’s officers, managers, originators, other employees and Board of Directors from a number of sources, including referrals from realtors, builders, community organizations and customers. Consumer loans are solicited from existing depositors and loan customers as well as the community at large.

Applications for all types of loans are taken at all of the Bank’s offices and mortgage loan applications are forwarded to the main office for processing. Mortgage loan officers and originators may take applications at customers’ homes and other locations to facilitate the application process and customers may also apply on-line. The Bank’s loan underwriting procedures include the use of detailed credit applications, property appraisals or evaluations and verifications of an applicant’s credit history, employment situation and banking relationships. Individual officers may approve loans up to the level of authority granted by the Bank’s Security Committee. Loan amounts above the individual officers’ limits require Security Committee approval and in certain cases, by the Bank’s Board of Directors. All loans are ratified by the Bank’s Board of Directors.

Mortgage loan applicants are promptly notified concerning their application by a commitment letter setting forth the terms and conditions of the action thereon. If approved, these commitments include the amount of the loan, interest rate, amortization term, a brief description of the real estate mortgaged to the Bank, the requirement for fire and casualty insurance to be maintained to protect the Bank’s interest and other special conditions as warranted.

Loan Originations and Sale. The Bank makes fixed-rate loans primarily for sale in the secondary mortgage market and adjustable-rate mortgages for its own portfolio. Interest rate commitments up to sixty days are offered to borrowers who agree to pay an up-front, non-refundable rate lock fee.

Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Once a loan payment is 15 days past due, the Bank notifies the borrower of the delinquency. Repeated contacts are made if the loan remains in a delinquent status for 30 days or more. While the Bank generally is able to work out satisfactory repayment with a delinquent borrower, the Bank will usually undertake foreclosure proceedings or other collection efforts if the delinquency is not otherwise resolved when payments are 90 days past due. Property acquired by the Bank as a result of foreclosure, by deed in lieu of foreclosure or when the borrower has effectively abandoned the property and the loan meets the criteria of an in-substance foreclosure is classified as “real estate owned” until such time as it is sold or otherwise disposed of.

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. Except as shown below, during the periods shown, the Bank had no restructured loans within the meaning of FASB Statement of Financial Accounting Standards No. 15.

For the Years Ended April 30,
	2007	2006	2005	2004	2003
(Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	$—	$—	$—	$—	$—

Total non-accrual loans	$—	$—	$—	$—	$—

Accruing loans past due 90 days or more:
Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	$—	$—	$—	$—	$—

Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Restructured loans:
Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total of non-accruing loans, accruing loans past due 90 days or more and restructured loans	$—	$—	$—	$—	$—

Percentage of net loans	—%	—%	—%	—%	—%

At April 30, 2007, the Bank had 10 loans with total outstanding principal balances of $3.7 million which were not classified as nonperforming assets, but where information about credit problems of the borrower has caused management to have concern as to the ability of such borrowers to comply with current repayment terms.

At April 30, 2007, the Bank had no residential real estate, commercial business, consumer installment loans or commercial real estate loans which were 90 days or more delinquent.

While the Bank believes it is holding sufficient collateral and has established reserves in amounts adequate to cover losses that may be incurred upon disposition of its problem assets, there can be no assurance that additional losses will not be incurred. A slowdown in the regional economy or decline in the New England real estate market would negatively impact repayment capacity and the values of properties held as collateral by the Bank or as real estate acquired by foreclosure, if any.

Allowance for Possible Loan Losses. The Bank maintains an allowance for possible losses on loans and real estate acquired by foreclosure. The provision for possible loan losses is determined by management on the basis of several factors including the risk characteristics of the portfolio, the Bank’s charge-off history, current economic conditions and trends in loan delinquencies and charge-offs, and is reviewed and endorsed by the Bank’s Board of Directors on a quarterly basis. Provisions for estimated losses on specific loans are charged to income when, in the opinion of management, such losses are expected to be incurred. Losses are usually indicated when the net realizable value is determined to be less than the investment in such loans.

Management actively monitors the Bank’s problem assets, formally reviewing identified and potential troubled assets at the Board of Directors level on a monthly basis. Additionally, the Bank regularly reviews its lending policies and maintains conservative limits on loan-to-value ratios on land loans, construction loans to builders and commercial real estate mortgages. However, a downturn in the real estate market and economy in the Bank’s primary market area would likely result in the Bank experiencing additional loan delinquencies, thereby having a negative impact on the Bank’s interest income and negatively affecting net income in future periods.

During fiscal 2007, the Bank’s provision for possible loan losses totaled $120,000, compared to $90,000 for the year ended April 30, 2006. At April 30, 2007 and April 30, 2006, the Bank had no restructured loans. At April 30, 2007, the Bank’s reserve for loan losses totaled $1.7 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

Management believes that the present loss allowance is adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loss experience. While management uses the best information available in establishing provisions for losses, future adjustments to the provisions may be necessary if economic or other conditions differ substantially from the evaluations used in making the provisions resulting in a reduction in the value of the collateral securing a problem loan, or in a reduction in the value of real estate owned.

The following table provides an analysis of the allowance for loan losses during the periods indicated.

	For the Years Ended April 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$1,704	$1,606	$1,473	$1,322	$1,252

Charge-offs:
Mortgage loans	—	—	—	—	—
Other loans	(28)	—	(2)	(11)	—

Total charge-offs	(28)	—	(2)	(11)	—

Total recoveries	7	8	67	72	10
Net loans (charged-off) recoveries	(21)	8	65	61	10

Provision for possible loan losses	120	90	68	90	60

Reclassification to allowance for loan losses on off-balance sheet credit exposures	(130)	—	—	—	—

Balance at end of period	$1,673	$1,704	$1,606	$1,473	$1,322

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(.01)%	—%	.05%	.05%	.01%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	For the Year Ended April 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$194	36.7%	$223	36.5%	$378	37.8%	$355	41.9%	$357	50.7%
Commercial mortgages	721	26.2	692	22.6	459	21.9	475	23.2	417	19.5
Construction mortgages	500	14.3	410	19.8	430	20.6	328	16.0	286	13.3
Home equity loans and lines of credit	152	17.5	201	15.8	65	14.8	59	12.8	52	11.2
Consumer	24	1.7	41	1.6	52	1.6	52	2.1	57	2.8
Commercial business	82	3.6	137	3.7	222	3.3	204	4.0	153	2.5

Total allowance for loan losses	$1,673	100.0%	$1,704	100.0%	$1,606	100.0%	$1,473	100.0%	$1,322	100.0%

Based upon management’s assessment and year-end real estate market conditions, management believes that the allowance for loan losses as of April 30, 2007, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, deterioration of the real estate market in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent by management, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At April 30, 2007, the Bank’s portfolio of short-term investments and investment securities totaled $84.8 million, which represented 35.0% of total assets. Included within this portfolio were equity securities which, at April 30, 2007, had an aggregate book value of $4.4 million and an aggregate market value of $4.3 million, or 1.8% of total assets at that date. Additionally, the Bank maintained a portfolio of trust preferred securities which had a book value of $1.0 million and a market value of $1.0 million at April 30, 2007.

During the year ended April 30, 2007, the Bank decreased its investment activity due to increasing loan balances and reduced deposit growth. During the year, the value of the investment portfolio, including short-term investments, decreased by $4.0 million, which was comprised of a decrease of $9.3 million in U.S. Government and federal agency obligations, a decrease of $1.1 million in mortgage and asset-backed securities, a decrease of $534,000 in corporate debt securities, and a decline of $250,000 in trust preferred securities. Offsetting these reductions were an increase of $3.5 million in federal funds sold, an increase of $1.4 million in municipal obligations, an increase of $1.3 million in marketable equity securities in the form of money market preferred stocks and a decrease of $1.1 million in the unrealized loss on securities available for sale.

The Bank’s portfolio of fixed-income investment securities consists of securities offering varying maturities or adjustable interest rates, including federal funds sold through correspondent banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency, corporate bonds and municipal obligations fixed-income investment portfolio was 1.7 years at April 30, 2007. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2007 Annual Report to Stockholders (the “Annual Report”).

	At April 30,
	2007		2006		2005
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Federal funds sold	$3,919	$3,919	$453	$453	$3,642	$3,642

Investment Securities:
Bonds and obligations:
U.S. Government and federal agency obligations	21,738	21,595	31,029	30,404	27,610	27,202
Mortgage-backed securities	49,416	48,937	50,387	48,816	47,679	47,159
Asset-backed securities	393	393	480	479	829	832
Corporate debt securities	1,998	1,925	2,532	2,341	5,600	5,120
Municipal obligations	2,271	2,262	916	898	—	—
Trust preferred securities	1,000	1,017	1,250	1,258	1,250	1,293
Marketable equity securities	4,421	4,339	3,159	2,907	4,337	4,317
Unrealized gain (loss) on securities available for sale	(350)	—	(1,422)	—	(730)	—

Total investment securities	80,887	80,468	88,331	87,103	86,575	85,923

Total short-term investments and investment securities	$84,806	$84,387	$88,784	$87,556	$90,217	$89,565

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at April 30, 2007.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	$6,498	3.43%	$2,499	4.59%	$1,000	5.80%	$—	—%	$9,997	3.96%
Mortgage-backed securities (1)	—	—	15,581	4.46	8,838	4.66	879	3.90	25,298	4.51
Asset-backed securities (1)	—	—	393	7.22	—	—	—	—	393	7.22
Municipal obligations	—	—	813	3.59	—	—	501	3.98	1,314	3.74

Total	$6,498	3.43%	$19,286	4.50%	$9,838	4.78%	$1,380	3.93%	$37,002	4.36%

Securities available-for-sale:
U.S. Government and federal agency obligations	$8,930	3.47%	$2,733	4.79%	$—	—%	$—	—%	$11,663	3.78%
Mortgage-backed securities (1)	126	7.16	13,493	4.45	9,441	5.29	932	3.89	23,992	4.77
Corporate debt securities	480	3.38	1,445	5.89	—	—	—	—	1,925	5.26
Municipal obligations	—	—	456	3.29	—	—	493	3.82	949	3.57
Trust preferred securities	—	—	—	—	—	—	1,017	7.16	1,017	7.16
Equities	4,339	5.92	—	—	—	—	—	—	4,339	5.92

Total	$13,875	4.27%	$18,127	4.59%	$9,441	5.29%	$2,442	5.24%	$43,885	4.67%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

Savings Activities and Other Sources of Funds

General. Savings accounts and other types of deposits have traditionally been an important source of funds for use in lending and for other general business purposes. The Bank also derives funds from loan amortization and repayments, sales of securities and loans, and from other operations. The availability of funds is influenced by general interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows can vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending and investment activity.

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended April 30, 2007, deposits, including interest credited, increased by $325,000 to $200.9 million from $200.5 million at April 30, 2006. As of April 30, 2007, 5.3% of the Bank’s total deposits were in money market deposit accounts, 15.3% were in regular savings accounts, 58.1% were in term certificates of deposit and 21.3% were in NOW and demand deposit accounts. At April 30, 2007, retirement account balances totaled $15.6 million, or 7.8% of total deposits.

Substantially all of the Bank’s deposit accounts are derived from customers who reside or work in its market area, and from businesses located in that area. The Bank also encourages borrowers to maintain deposit accounts at the Bank.

The Bank prices its deposit products on the basis of its deposit objectives, cash flow requirements, the cost of available alternatives and rates offered by competitors. The Bank believes that its rates on money market deposit accounts and term certificate accounts are generally competitive with rates offered by other financial institutions in its market area. The Bank’s management reviews the interest rate offered on term certificates weekly and establishes new rates as market and other conditions warrant. The interest rates on money market deposit accounts are reviewed and adjusted monthly based on market conditions. From time to time, the Bank may offer promotional gifts, premium interest rates or different terms in order to attract deposits.

The Bank has further enhanced its delivery systems by providing automatic teller machine (“ATM”) and debit cards which can be used at any NYCE location in New England or any CIRRUS® ATM location nationwide as well as telephone banking and on-line banking. The Bank has no brokered deposit accounts and does not at this time intend to solicit or to accept such deposits. The Bank does not actively solicit certificate of deposit accounts over $100,000, but may negotiate premium interest rates on such deposits, as circumstances dictate.

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at April 30, 2007.

	At April 30, 2007
	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$13,121	6.5%	—%
NOW accounts	29,714	14.8	0.21
Regular savings	30,647	15.3	0.50
Money market deposit accounts	10,706	5.3	1.75

Total noncertificate accounts	84,188
Certificate accounts	116,671	58.1	4.55

Total deposits	$200,859	100.0%	2.84%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At April 30,
	2007	2006	2005
	(In thousands)
Under 2%	$—	$—	$10,081
2 – 3.99%	35,398	75,475	88,776
4 – 5.99%	81,273	35,133	3,907
6 – 7.99%	—	—	1,562

Total	$116,671	$110,608	$104,326

The following table sets forth the amount and maturities of the Bank’s time deposits at April 30, 2007.

	Amount Due
Rate	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
	(In thousands)

Under 2%	$—	$—	$—	$—	$—
2 – 3.99%	27,085	5,447	2,866	—	35,398
4 – 5.99%	71,485	7,289	929	1,570	81,273
6 – 7.99%	—	—	—	—	—

Total	$98,570	$12,736	$3,795	$1,570	$116,671

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of April 30, 2007.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$11,034
Over three through six months	5,981
Over six through 12 months	20,148
Over 12 months	6,121

Total	$43,284

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the Annual Report.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At April 30, 2007, the Bank had $20.6 million in outstanding borrowings, comprised of $20.1 million in outstanding advances from the FHLB of Boston and a $481,000 mortgage note payable due June 2011. Additional sources of liquidity include The Co-operative Central Bank Reserve Fund, and the Federal Reserve System. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the Annual Report.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At April 30, 2007, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

During June 2004, the Bank formed Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the years indicated.

	At or for the Year Ended April 30,
	2007	2006	2005
Return on assets (net earnings divided by average total assets)	0.43%	0.60%	0.82%
Return on average stockholders’ equity (net earnings divided by average stockholders’ equity)	5.50	7.75	10.28
Dividend payout ratio (dividends declared per share divided by net earnings per share)	79.96	57.61	44.12
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	2.99	3.34	3.53
Ratio of average interest-earning assets to average interest-bearing liabilities	103.58	103.72	103.36
Ratio of non-interest expense to average total assets	2.76	2.61	2.58

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at April 30, 2007. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets:
Federal funds sold	$3,919	$—	$—	$—	$—	$—	$3,919
Investment securities (1)	23,931	16,739	9,516	7,226	22,064	1,411	80,887
Federal Home Loan Bank stock	1,650	—	—	—	—	—	1,650
Deposits with The Co-operative Central Bank	449	—	—	—	—	—	449
Fixed-rate mortgages	7,784	3,238	1,736	7,272	17,565	13,733	51,328
Adjustable-rate residential and commercial mortgage loans	24,489	21,359	14,510	125	—	—	60,483
Commercial loans	4,449	349	270	36	—	—	5,104
Home equity line of credit	13,835	3,182	2,281	—	—	—	19,298
Consumer loans	1,247	563	643	—	—	—	2,453

Total loans	51,804	28,691	19,440	7,433	17,565	13,733	138,666

Total interest-sensitive assets	$81,753	$45,430	$28,956	$14,659	$39,629	$15,144	$225,571

Interest-sensitive liabilities:
Money market accounts	10,706	—	—	—	—	—	10,706
Certificates of deposit	98,570	16,531	1,570	—	—	—	116,671
NOW accounts (2)	29,714	—	—	—	—	—	29,714
Regular savings (2)	30,647	—	—	—	—	—	30,647
Borrowed funds	8,877	8,700	1,981	1,000	—	—	20,558

Total interest-sensitive liabilities	$178,514	$25,231	$3,551	$1,000	$—	$—	$208,296

Interest sensitivity gap	$(96,761)	$20,199	$25,405	$13,659	$39,629	$15,144	$17,275

Cumulative interest sensitivity gap	$(96,761)	$(76,562)	$(51,157)	$(37,498)	$2,131	$17,275

Ratio of interest-sensitive assets to interest-sensitive liabilities	45.80%	180.06%	815.43%	1465.90%	—%	—%	108.29%

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities	45.80%	62.42%	75.32%	82.00%	101.02%	108.29%

(1)	Equity securities, including preferred stocks, that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.

(2)	Subject to repricing on a monthly basis.

Rate/Volume Analysis

The effect on net interest income as a result of changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided on changes for the periods indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance), and (3) the combined effect of changes in interest rates and volume (changes in yield multiplied by changes in average balance).

	Year Ended April 30,
	2007 vs. 2006				2006 vs. 2005
	Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$854	$321	$514	$19	$988	$548	$411	$29
Investments	124	(143)	289	(22)	389	279	124	(14)

Total	978	178	803	(3)	1,377	827	535	15

Interest expense:
Deposits	1,303	(37)	1,353	(13)	978	216	709	53
Borrowings	382	113	233	36	217	12	200	5

Total	1,685	76	1,586	23	1,195	228	909	58

Increase (decrease) in net interest and dividend income	$(707)	$102	$(783)	$(26)	$182	$599	$(374)	$(43)

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at April 30, 2007. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Year Ended April 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$140,324	$9,692	6.91%	$135,399	$8,838	6.53%	$126,560	$7,850	6.20%
Investment securities	89,631	3,747	4.18	93,424	3,623	3.88	86,738	3,234	3.73

Total interest-earning assets	$229,955	13,439	5.84	$228,823	12,461	5.45	$213,298	11,084	5.20

Interest-bearing liabilities:
Deposits	$197,326	5,202	2.64	$199,205	3,899	1.96	$185,463	2,921	1.57
Borrowings	24,681	1,124	4.55	21,411	742	3.47	20,910	525	2.51

Total interest-bearing liabilities	$222,007	6,326	2.85	$220,616	4,641	2.10	$206,373	3,446	1.67

Net interest income		$7,113			$7,820			$7,638

Interest rate spread			2.99%			3.35%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.58%			103.72%			103.36%

Regulation and Supervision of the Company

General. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by and the enforcement authority of the Federal Reserve Board.

Activities. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board’s prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies, including investment banking and insurance companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

Acquisitions. Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory CRA ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. There is a presumption of “control” where the acquiring person will own, control or hold with power to vote 10% or more of any class of voting security of a bank holding company or insured bank if, like the Company, the company involved has registered securities under Section 12 of the Securities Exchange Act of 1934.

Under Massachusetts banking law, prior approval of the Massachusetts Division of Banks is also required before any person may acquire control of a Massachusetts bank or bank holding company. Massachusetts law generally prohibits a bank holding company from acquiring control of an additional bank if the bank to be acquired has been in existence for less than three years or, if after such acquisition, the bank holding company would control more than 30% of the FDIC-insured deposits in the Commonwealth of Massachusetts.

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation and Supervision of the Bank—Capital Requirements.”

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.”

Stock Repurchases. Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.

On September 29, 2005, the SEC announced an extension of compliance dates for non-accelerated filers regarding internal controls over financials reporting requirements (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a non-accelerated filer with the SEC and, accordingly, must begin to comply with Section 404 requirements for its fiscal year ending on April 30, 2008.

Regulation and Supervision of the Bank

General. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (“Commissioner”) and the FDIC. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The Commissioner and FDIC periodically examine the Bank for compliance with these regulatory requirements and the Bank must regularly file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). This supervision and regulation is intended primarily for the protection of depositors.

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank. Banks nationwide are permitted to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended April 30, 2007 was $24,000.

Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.

In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the Bank’s risk-weighted assets.

At April 30, 2007, the Bank’s ratio of core Tier 1 capital to total average assets was 8.1%, its ratio of Tier 1 capital to risk-weighted assets was 13.4% and its ratio of total risk-based capital to risk-weighted assets was 14.6%.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Federal and State Taxation.” The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank’s bad debt deduction or create federal tax liabilities.

Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8%; (ii) a Tier 1 risk-based capital ratio of less than 4%; or (iii) a leverage ratio of less than 4%.

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of April 30, 2007, the Bank had marketable equity securities with a market value of $4.3 million, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $140,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2007 averaged 1.25 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which in the case of the Bank are its deposits in excess of $100,000 per insured account. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.

Prompt Corrective Regulatory Action. Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions.

Under regulations jointly adopted by the federal banking regulators, an institution’s capital adequacy on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total average assets). The following table shows the capital ratio requirements for each prompt corrective action category:

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized

Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%

Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%

Leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

*	3.0% if institution has a composite 1 CAMELS rating.

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note O of Notes to Consolidated Financial Statements in the Annual Report.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. In 1995, these agencies, including the FDIC, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank has met substantially all the standards adopted in the interagency guidelines.

Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies established standards relating to asset and earnings quality. Under the guidelines a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards do not have a material effect on the operations of the Bank.

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million less an exemption of $8.5 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.8 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $48.3 million. The Bank is in compliance with these requirements. At April 30, 2007, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Boston, is required to purchase and hold shares of capital stock in the FHLB of Boston. As of April 30, 2007, the Bank held stock in the FHLB of Boston in the amount $1.7 million and was in compliance with the above requirement.

The FHLB of Boston serves as a central credit facility primarily for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLBS. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLBS and the Board of Directors of the FHLB of Boston. See “Business — Savings Activities and Other Sources of Funds.”

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2007, 2006, 2005, 2004 and 2003, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $101,000, $70,000, $45,000, $36,000, and $46,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Specified collateral requirements apply to covered transactions such as loans to and issued guarantees on behalf of an affiliate. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

Enforcement. The FDIC has extensive enforcement authority over insured non-member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” See “Prompt Corrective Regulatory Action.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “Satisfactory.”

The Bank is also subject to similar obligations under Massachusetts Law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “High Satisfactory.”

Federal and State Taxation

Federal Taxation. In August 1996, Congress enacted the Small Business Protection Act of 1996. This legislation, effective for taxable years beginning after 1995, repealed the special tax treatment accorded thrift institutions, such as the Bank, which allowed for special provisions in calculating bad debt deductions for income tax purposes.

The most significant effect of this legislation is to suspend the Bank’s tax bad debt reserve as of its base year (April 30, 1988). The legislation required the Bank to recognize any tax bad debt reserves in excess of this base year amount into taxable income over a six year recapture period. The suspended base year amount would continue to be subject to recapture only upon the occurrence of specific events, such as complete or partial redemption of the Bank’s stock or if the Bank failed to qualify as a bank for income tax purposes.

Prior to 1997, thrift institutions such as the Bank, were generally taxed as corporations. However, banks which met certain definitional tests and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the “Code”) were allowed to establish a bad debt reserve and make annual additions thereto which may be taken as a deduction in computing net taxable income for federal income tax purposes. The Bank had generally elected to base its respective deductions on the percentage of taxable income method as it had resulted in the Bank taking the maximum allowable deduction.

Under the percentage of taxable income method, the bad debt reserve deduction for qualifying loans was computed as a percentage (which Congress had gradually reduced to a current level of 8%) of the Bank’s taxable income, with certain adjustments such as the exclusion of capital gains before computing such deduction. The bad debt deduction under the percentage of taxable income method was limited to the extent that (i) the amount accumulated in reserves for qualifying real estate loans does not exceed 6% of such loans outstanding at the end of the taxable year and (ii) the amount, when added to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. The percentage for bad debt deduction was reduced by the deduction for losses on nonqualifying loans.

In order to qualify for this special tax treatment, the Bank was required to meet certain definitional tests primarily relating to its assets and the nature of its business. The allowable deduction under the percentage of taxable income method, was scaled according to the ratio of “qualifying assets” of the Bank to total assets. Specifically, to establish the maximum bad debt deduction as a savings bank, at least 60% of the Bank’s assets must constitute “qualifying assets”, which generally include cash, obligations of the United States or an agency or instrumentality thereof, or of a state or political subdivision thereof, real estate-related loans, loans secured by savings accounts and property used by the Bank in the conduct of its business. In the event that the Bank’s qualifying assets total less than 60% of total assets, the Bank would not be permitted to utilize the percentage of taxable income method in computing its bad debt reserve deduction.

Income and profits (apart from amounts appropriated to the bad debt reserve) to the extent otherwise available generally may be distributed in cash to stockholders without any federal income tax being imposed on the Bank due to such distribution. However, if income appropriated to the bad debt reserve and deducted for federal income tax purposes is used to pay cash dividends or other distributions to stockholders, including distributions on redemptions, dissolution or liquidation, then the Bank would generally be taxed at then current corporate tax rates on approximately 34% of the amount which would be deemed removed from such reserves by the Bank due to any such distribution.

The Bank is subject to an alternative minimum tax which is imposed to the extent it exceeds the Bank’s regular income tax for the year. The alternative minimum tax is imposed at the rate of 20% of a specially computed tax base. Included in this base is a number of preference items, including the following: (i) 100% of the excess of an institution’s bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) for years beginning in 1987, 1988 and 1989, an amount equal to one-half of the amount by which a bank’s “book income” (as specially defined) exceeds its taxable income with certain adjustments, including the addition of preferred items. For taxable years commencing after 1989, this preference item is replaced with a new preference item related to “adjusted current earnings” as specifically computed. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

State Taxation. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

Audits. See Note I of the Notes to Consolidated Financial Statements in the Annual Report for information regarding income taxes payable by the Bank.

Competition

The Bank’s competition for savings deposits has historically come from other co-operative banks and savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in Southeastern Massachusetts and Western Cape Cod specifically, some of which have greater financial resources than the Bank. The Bank has also recently experienced significant competition from tax exempt, state and federally chartered credit unions and from internet-based entities. In the past, during times of high interest rates, however, the Bank has experienced additional significant competition for deposits from short-term money market funds and other corporate and government securities and the Bank anticipates that it will face continuing competition from other financial intermediaries for deposits.

The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, access to 24-hour automated teller machines, preauthorized payment and withdrawal systems, tax-deferred retirement programs, debit cards, on-line banking, telephone banking and other ancillary services. The Bank does not rely upon any individual, group or entity for a material portion of its deposits. The Bank’s competition for real estate loans comes principally from mortgage banking companies, co-operative banks and savings banks, credit unions, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders.

In addition to competing with other banks and financial services organizations based in Massachusetts, the Bank has and is expected to face increased competition from major commercial banks and other entities headquartered outside of Massachusetts as a result of interstate banking laws which currently permit banks nationwide to enter the Bank’s market area and to compete with it for deposits and loan originations.

Bank regulation is undergoing significant change with an increased number of bank mergers and acquisitions, changes in the products and services banks can offer, and involvement in non-banking activities by bank holding companies. Although recent legislation and regulations have expanded the activities in which thrift institutions may engage, the same legislation has reduced or eliminated some of the competitive advantages which thrift institutions formerly held over commercial banks, such as interest rate differentials which permitted thrift institutions to offer a higher rate of interest to attract deposits.

The Bank is headquartered in Middleboro, Massachusetts, and operates six full-service branch offices located in Plymouth, Wareham, Rochester, Bridgewater, Lakeville, and West Wareham, Massachusetts. The Bank’s primary market area, wherein are located the majority of the properties securing loans originated by the Bank, encompasses the southern portion of Plymouth County and the eastern portion of Bristol County.

Employees

At April 30, 2007, the Bank employed 58 full-time and 19 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at April 30, 2007	Positions Currently Held
Edward M. Pratt	53	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	53	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	45	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	52	Vice President, Retail Banking of the Bank

The principal occupation of each executive officer of the Bank is set forth below.

Edward M. Pratt has been employed with the Bank since 1977 and served as Vice President and Senior Loan Officer of the Bank from 1988 through May 3, 1994. On May 4, 1994, Mr. Pratt was appointed President, Chief Executive Officer and Clerk of the Bank.

John J. Biggio joined the Bank in August 1994 as Vice President and Senior Loan Officer. From October 1993 to August 1994, he was a commercial loan officer at Pioneer Bank in Malden, Massachusetts. Previously, he had been employed at Advantage Bank as the Senior Vice President and Senior Loan Officer from 1989 until its acquisition by Pioneer Bank.

Maria Vafiades joined the Bank in March 1990. In 1995, Ms. Vafiades was promoted to Vice President. From 1988 to 1990, she was employed by MGI properties as a property analyst. From 1984 to 1988, she was employed by Parent, McLaughlin & Nangle, a Boston accounting firm. She is a member of the Massachusetts Society of CPAs and the American Institute of CPAs.

Stergios Kostas joined the Bank in May 1999 as Vice President, Retail Banking. He is responsible for branch administration and business development. Prior to joining the Bank, Mr. Kostas was employed by Cresent Credit Union as Vice President of Branch Administration for five years. From 1988 to 1994, he was employed by the Boston Five Cents Savings Bank.

Item 2.	Description of Property

The Bank owns five of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of April 30, 2007:

Office Location	Year Opened	Net Book Value at April 30, 2007
		(Dollars in thousands)
Main Office 30 South Main Street Middleboro, MA	1889	$3,781

94 Court Street Plymouth, MA	1974	150
Great Neck Road and Onset Avenue Wareham, MA	1981	220

565 Rounseville Road (1) Rochester, MA	1995	11

5 Scotland Boulevard (2) Bridgewater, MA	1998	425
166 County Street Lakeville, MA	2005	989

2420 Cranberry Highway West Wareham, MA	2007	2,560

(1)	The Bank is a tenant-at-will at its Rochester location.

(2)	The lease for the Bridgewater location is a land only lease for a term of thirty (30) years through November 2027. The lease contains a purchase option at fair market value of the land which can be exercised after the tenth year of the lease in November 2007. The Bank constructed a branch office building on this parcel of land which opened in June 1998. Total construction costs for the building and improvements were approximately $700,000.

At April 30, 2007, the total net book value of the Bank’s premises and equipment was $9.1 million. For further information, see Note F of Notes to Consolidated Financial Statements contained in the Annual Report.

Item 3.	Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Annual Report is incorporated herein by reference.

The Company did not repurchase any of its common stock during the quarter ended April 30, 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operat ion

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7.	Financial Statements

The financial statements in the Annual Report, which are listed under Item 13 of this Form 10-KSB, are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedur es

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the Company 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

The information regarding executive officers is incorporated herein by reference to Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Form 10-KSB.

Information regarding the Company Audit Committee and audit committee financial expert is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a code of ethics that applies to its officers, directors and employees. The Company will provide a copy of the code of ethics without charge to any person upon request addressed to the Secretary of the Company at 30 South Main Street, P.O. Box 311, Middleboro, Massachusetts 02346.

Item 10.	Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(d) Equity Compensation Plans

The following table sets forth certain information as of April 30, 2007, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	87,705	$10.36	—
Equity compensation plans not approved by security holders	—		—
Total	87,705	$10.36

Item 12.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the sections captioned “Proposal I — Election of Directors” and “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

Item 13 .	Exhibits

(1) Financial Statements - The Financial Statements and Independent Auditors’ Report included in the Annual Report, listed below, are incorporated herein by reference.

Independent Auditors’ Report
Financial Statements:
Consolidated Statements of Financial Condition as of April 30, 2007 and 2006
Consolidated Statements of Income for the Years Ended April 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended April 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended April 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit 2	Plan of Acquisition and Reorganization*

Exhibit 3(i)	Articles of Organization of Mayflower Bancorp, Inc.*

Exhibit 3(ii)	Bylaws of Mayflower Bancorp, Inc.*

Exhibit 4.1	Stock certificate for common stock of Mayflower Bancorp, Inc.*

Exhibit 10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+*

Exhibit 10.2	Mayflower Co-operative Bank 1999 Stock Option Plan+*

Exhibit 10.3	Employment Agreement, dated September 21, 1998, between Mayflower Co-operative Bank and John J. Biggio, as Amended on February 13, 2003+*

Exhibit 10.4	Employment Agreement dated September 14, 2000, between Mayflower Co-operative Bank and Stergios M. Kostas, as amended on February 13, 2003+*

Exhibit 10.5	Employment Agreement, dated July 14, 1994, between Mayflower Co-operative Bank and Edward M. Pratt, as amended on February 13, 2003+*

Exhibit 10.6	Employment Agreement, dated September 21, 1998, Between Mayflower Co-operative Bank and Maria Vafiades, as amended on February 13, 2003+*

Exhibit 10.7	Amendments to the Mayflower Co-operative Bank employment Agreements with Edward M. Pratt, John J. Biggio, Maria Vafiades and Stergios Kostas+*

Exhibit 13	2007 Annual Report to Stockholders

Exhibit 21	Subsidiaries of the Registrant

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

+	Management contract or compensatory plan or arrangement

*	Incorporated by reference to the Current Report on Form 8-K (File No. 0-52477) filed with the SEC on March 8, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountant” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

July 11, 2007	By:	/s/ Edward M. Pratt
Edward M. Pratt President and Chief Executive Officer (Duly authorized officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt President, Chief Executive Officer and Director (Principal Executive Officer)		Maria Vafiades Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 11, 2007		Date: July 11, 2007

By:	/s/ E. Bradford Buttner	By:	/s/ Paul R. Callan
	E. Bradford Buttner Director		Paul R. Callan Director

Date: July 12, 2007		Date: July 11, 2007

By:	/s/ Charles N. Decas	By:	/s/ M. Sandra Fleet
	Charles N. Decas Director		M. Sandra Fleet Director

Date: July 11, 2007		Date: July 9, 2007

By:	/s/ William C. MacLeod	By:	/s/ Diane A. Maddigan
	William C. MacLeod Director		Diane A. Maddigan Director

Date: July 11, 2007		Date: July 9, 2007

By:	/s/ Joseph P. Monteiro	By:	/s/ David R. Smith
	Joseph P. Monteiro Director		David R. Smith Director

Date: July 12, 2007		Date: July 11, 2007

By:	/s/ Geoffrey T. Stewart	By:	/s/ William H. Fuller
	Director		William H. Fuller Director

Date: July 9, 2007		Date: July 12, 2007