Form 10KSB/A
period 2007-04-30
Mayflower Bancorp Inc
filed 2007-07-26
CIK 1381639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

/_/   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the fiscal year ended April 30, 2007
                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission file number: 000-52477

                             MAYFLOWER BANCORP, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

            Massachusetts                                        20-8448499
---------------------------------------                         ------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

30 South Main Street, Middleboro, Massachusetts                         02346
-----------------------------------------------                       --------
(Address of principal executive offices)                            (Zip Code)

                    Issuer's telephone number: (508) 947-4343

         Securities registered under Section 12(b) of the Exchange Act:

   Common Stock, par value $1.00 per share         The Nasdaq Global Market
   ---------------------------------------      -----------------------------
            (Title of Class)                       (Name of each exchange on
                                                    which registered)

       Securities registered under Section 12(g) of the Exchange Act: None

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -----        ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes          No   X
                                        ----       ----

The issuer's revenues for its most recent fiscal year were $14,685,000.

At July 3, 2007, there were 2,095,856 shares of the Registrant's common stock, par value $1.00, outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant at July 3, 2007, was approximately $22,144,000 based on the price at which the common stock was last sold. For purposes of this calculation shares held by directors and executive officers of the Registrant and by any stockholder beneficially owning more than 5% of the Registrant's outstanding common stock are deemed to be shares held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2007 Annual Report to Stockholders (Part II).
2. Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III).

                            EXPLANATION FOR AMENDMENT

This Form 10-KSB/A is being filed to indicate that the registrant is not a shell company as defined in Rule 12b-2 of the Exchange Act, and that the registrant's securities are registered under Section 12(b) of the Exchange Act. The cover page to the registrant's Annual Report on Form 10-KSB filed on July 19, 2007, incorrectly indicated that the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act, and that the registrant's securities are registered under Section 12(g) of the Exchange Act.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MAYFLOWER CO-OPERATIVE BANK


July 26, 2007                         By: /s/ Edward M. Pratt
                                          --------------------------------
                                          Edward M. Pratt
                                          President and Chief Executive Officer
                                          (Duly authorized officer)