Form 10QSB
period 2007-07-31
Mayflower Bancorp Inc
filed 2007-09-11
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 15, 2007

Common Stock $1.00 par value	2,095,856
(Title of class)	(Shares outstanding)

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2007	April 30, 2007
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,082	$6,803
Federal funds sold	976	3,919

Total cash and cash equivalents	6,058	10,722
Investment securities:
Securities available-for-sale, at fair value	45,061	43,885
Securities held-to-maturity (fair value of $35,805 and $36,583, respectively)	36,445	37,002

Total investment securities	81,506	80,887
Loans receivable, net	141,498	137,003
Accrued interest receivable	1,211	1,125
Real estate held for investment	324	327
Premises and equipment	9,024	9,113
Deposits with The Cooperative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	—	244
Deferred income taxes	250	—
Other assets	800	787

Total assets	$242,770	$242,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$198,759	$200,859
Advances and borrowings	23,344	20,558
Advances from borrowers for taxes and insurance	340	334
Accrued income taxes	55	—
Deferred income taxes	—	92
Allowance for loan losses on off-balance sheet credit exposures	130	130
Accrued expenses and other liabilities	772	717

Total Liabilities	223,400	222,690

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,095,856 at July 31, 2007 and April 30, 2007	2,096	2,096
Additional paid-in capital	4,254	4,254
Retained earnings	13,517	13,485
Accumulated other comprehensive income (loss)	(497)	(218)

Total stockholders’ equity	19,370	19,617

Total liabilities and stockholders’ equity	$242,770	$242,307

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended July 31,
	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,465	$2,419
Securities held-to-maturity	399	368
Securities available-for-sale	559	556
Federal funds sold and interest bearing deposits in banks	33	1

Total interest income	3,456	3,344

Interest expense:
Deposits	1,438	1,185
Borrowed funds	253	302

Total interest expense	1,691	1,487

Net interest income	1,765	1,857
Provision for loan losses	—	30

Net interest income after provision for loan losses	1,765	1,827

Noninterest income:
Loan origination and other loan fees	34	46
Customer service fees	202	192
Gain on sales of mortgage loans	9	24
Other	55	41

Total noninterest income	300	303

Noninterest expense:
Compensation and fringe benefits	936	882
Occupancy and equipment	267	246
FDIC assessment	6	6
Data processing	70	72
Other	439	459

Total noninterest expense	1,718	1,665

Income before income taxes	347	465
Provision for income taxes	105	165

Net income	$242	$300

Earnings per share (basic)	$0.12	$0.14

Earnings per share (diluted)	$0.11	$0.14

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, April 30, 2006	$2,074	$4,131	$13,274	$(887)	$18,592
Net income for the 3 months ended July 31, 2006	—	—	300	—	300
Other comprehensive income, net of tax:
Change in unrealized loss of securities available-for-sale, net of deferred income taxes of $33,000	—	—	—	57	57

Total comprehensive income	—	—	—	—	357

Issuance of 18,160 shares $1 par value common stock	18	92	—	—	110
Cash dividends paid ($.10 per share)	—	—	(208)	—	(208)

BALANCE, July 31, 2006	$2,092	$4,223	$13,366	$(830)	$18,851

BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617
Net income for the 3 months ended July 31, 2007	—	—	242	—	242
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $121,000	—	—	—	(279)	(279)

Total comprehensive income	—	—	—	—	(37)

Cash dividends paid ($.10 per share)	—	—	(210)	—	(210)

BALANCE, July 31, 2007	$2,096	$4,254	$13,517	$(497)	$19,370

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$3,389	$3,354
Fees and other income received	303	273
Interest paid	(1,674)	(1,499)
Cash paid to suppliers and employees	(1,587)	(1,439)
Income tax paid	(27)	(244)

Net cash provided by operating activities	404	445

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(4,498)	(931)
Purchases of available-for-sale securities	(5,678)	(963)
Proceeds from sales, calls and maturities of available-for-sale securities	4,094	1,139
Purchase of held-to-maturity securities	(3,181)	—
Proceeds from maturities and calls of held-to-maturity securities	3,728	1,028
Purchase of Federal Home Loan Bank stock	—	(81)
Purchases of premises and equipment	(33)	(1,313)
Other - net	18	27

Net cash used in investing activities	(5,550)	(1,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,100)	(1,587)
Proceeds from long-term debt	5,000	2,500
Repayment of borrowings	(2,214)	(3,206)
Net increase in overnight Federal Home Loan Bank advances	—	2,108
Net increase in advances from borrowers for taxes and insurance	6	88
Issuance of common stock	—	110
Dividends paid on common stock	(210)	(208)

Net cash provided by (used in) financing activities	482	(195)

Net decrease in cash and cash equivalents	(4,664)	(844)
Cash and cash equivalents - beginning of period	10,722	6,795

Cash and cash equivalents - end of period	$6,058	$5,951

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Three months ended July 31,
	2007	2006
	(In Thousands)
Net income	$242	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	126	115
Provision for loan losses	—	30
Premium amortization	18	58
Amortization of intangible assets	3	3
Deferred income taxes	(221)	—
Decrease (increase) in accrued interest receivable	(86)	(48)
Decrease (increase) in prepaid expenses	(31)	13
Decrease (increase) in mortgage servicing rights	23	24
Decrease (increase) in refundable income taxes	244	(31)
Increase (decrease) in accrued expenses	10	71
Increase (decrease) in accrued income taxes	55	(48)
Increase (decrease) in accrued interest payable	18	(12)
Increase (decrease) in deferred loan origination fees	3	(30)

Total adjustments	162	145

Net cash provided by operating activities	$404	$445

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2007 and 2006

A.	Reorganization and Basis of presentation:

On February 15, 2007, Mayflower Co-operative Bank completed its reorganization into a holding company structure at which time it became a wholly-owned subsidiary of Mayflower Bancorp, Inc. (the “Company”). Each share of Mayflower Co-operative Bank common stock was converted to one share of Mayflower Bancorp, Inc. common stock.

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the year ended April 30, 2007. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Recent Accounting Pronouncements:

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2007 and 2006

B.	Recent Accounting Pronouncements: (continued)

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

C.	Reclassification:

Certain amounts in the fiscal 2007 consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, and credit quality and credit risk management. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. Although the Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements, as a member of The Co-operative Central Bank’s Reserve Fund, the Company also has the right to borrow from the Reserve Fund for short-term cash needs by pledging certain assets. The Company has not exercised this right for several years.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At July 31, 2007 and April 30, 2007, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements, and the Company and the Bank are considered to be well-capitalized under regulatory requirements.

Financial Condition:

At July 31, 2007, the Company’s total assets were $242.7 million as compared to $242.3 million at April 30, 2007, an increase of $463,000. During the three months ended July 31, 2007, cash and cash equivalent balances decreased by $4.7 million or 43.5% as the Company chose to use these monies to fund loan growth of $4.5 million. Additionally, outstanding borrowings increased by $2.8 million and total deposits decreased by $2.1 million.

During the three months ended July 31, 2007, the ongoing soft housing market held down home purchase and construction borrowing and the flat yield curve limited incentives to refinance. During this period, the Company originated a total of $4.7 million in residential mortgage loans compared to $4.0 million originated for the same period one year ago. During the quarter, the Company sold $479,000 of fixed-rate residential loans in the secondary mortgage market compared to sales of $1.9 million for the prior year period. These sales produced gains of $9,000 for the three months ended July 31, 2007, compared to gains of $24,000 for the prior year period. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $2.8 million increase in residential loan balances as compared to April 30, 2007.

Since April 30, 2007, the Company has experienced growth in its commercial portfolio, as commercial mortgage balances increased by $2.6 million. This growth was offset by a decrease of $210,000 in commercial loan balances. During the quarter ended July 31, 2007, construction loan balances outstanding decreased by $1.3 million due to the sale of properties financed by the Company and a reduction in development financing activity. The Company has continued to market its home equity products, and as a result of this and other factors, has experienced an increase of $442,000 in fixed-rate home equity loans, offset by a decrease of $38,000 in home equity line of credit balances outstanding. Finally, consumer loan balances increased by $99,000. In aggregate, net loans outstanding increased by $4.5 million from $137.0 million at April 30, 2007 to $141.5 million at July 31, 2007.

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

At July 31, 2007, the Company’s reserve for estimated loan losses stood at $1,674,000, which represented 1.18% of net loans receivable at that date. This compares to $1,673,000 at April 30, 2007, which represented 1.22% of net loans receivable. During the three months ended July 31, 2007, the Company recovered $1,000 against commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $130,000 at July 31, 2007 and April 30, 2007. The allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $2.1 million from $200.9 million at April 30, 2007 to $198.8 million at July 31, 2007. During the three months, the Company experienced reductions in its savings account balances of $1.2 million, its checking account balances of $778,000, and its certificate of deposit balances of $628,000. These were offset by an increase of $539,000 in money market account balances.

Total stockholders’ equity decreased by $247,000 when compared to April 30, 2007. This decrease was primarily due to the payment of cash dividends totaling $210,000 or $0.10 per share, coupled with an increase in the net unrealized loss on securities available-for-sale of $279,000. Net income for the quarter ended July 31, 2007 of $242,000 offset these decreases. The Company’s total stockholders’ equity to assets ratio was 7.98% at July 31, 2007 as compared to 8.10% at April 30, 2007.

Results of Operations:

Comparison of the three months ended July 31, 2007 and July 31, 2006.

General:

Net income for the three months ended July 31, 2007 was $242,000 compared with net income of $300,000 for the three months ended July 31, 2006, a decrease of $58,000 or 19.3%. Net interest income decreased by $92,000, and the provision for loan losses was zero for the quarter ended July 31, 2007. Total non-interest income decreased by $3,000 and total non-interest expenses increased by $53,000 or 3.2%.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended July 31, 2007, the Company’s net interest margin decreased from 3.19% for the prior year quarter to 3.11% for the current year quarter. This decrease in net interest margin is primarily the result of short-term interest rates, against which the majority of the Company’s deposits are priced, having increased more rapidly during the period than long-term rates, against which loans are priced, thus flattening the yield curve. Additionally, depositor preference for shorter-term, high-cost certificates of deposit has further increased the Company’s cost of funds. The resulting cost of new and repriced short-term certificates of deposit has exceeded the rate of increases on new and repricing interest-earning assets.

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

	Three months ended July 31,
	2007			2006
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$140,810	$2,465	7.00%	$141,735	$2,419	6.83%
Investment securities	83,959	958	4.56%	91,137	924	4.06%
Short-term investments and interest bearing deposits in banks	2,597	33	5.08%	110	1	3.64%

All interest-earning assets	$227,366	$3,456	6.08%	$232,982	$3,344	5.74%

Interest-bearing liabilities:
Deposits	199,332	1,438	2.89%	197,086	1,185	2.41%
Borrowed funds	21,508	253	4.71%	27,091	302	4.46%

All interest-bearing liabilities	$220,840	1,691	3.06%	$224,177	1,487	2.65%

Net interest income		$1,765			$1,857

Weighted average interest rate spread (2)			3.02%			3.09%

Net interest margin			3.11%			3.19%

(1)	Average balances calculated using daily balances.

(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended July 31,
	2006 vs. 2007
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$46	$(16)	$62	$—
Investment securities	34	(73)	116	(9)
Short-term investments	32	23	—	9

Total	112	(66)	178	—

Interest expense:
Deposits	253	13	237	3
Borrowed funds	(49)	(62)	16	(3)

Total	204	(49)	253	—

Increase (decrease) in net interest and dividend income	$(92)	$(17)	$(75)	$—

Interest and Dividend Income:

Interest and dividend income increased by $112,000, or 3.3%, to $3.5 million for the three months ended July 31, 2007. Interest income from loans increased by $46,000. This increase was due to an increase in the average rate earned on loans from 6.83% to 7.00% on an annualized basis, offset by a decrease of $925,000 in the average balance of loans outstanding. Interest and dividend income on investment securities increased by $34,000 as a result of an increase in the average yield earned, from 4.06% in the 2006 quarter to 4.56% in the 2007 quarter, offset by a decrease of $7.2 million in the average balance of investments. Interest on short-term investments increased by $32,000 due to an increase in Company’s average yield earned from 3.64% in 2006 to 5.08% in 2007, coupled with an increase of $2.5 million in the average balance of short-term investments.

Interest Expense:

Interest expense increased by $204,000, or 13.7%, to $1.7 million for the three months ended July 31, 2007 from $1.5 million for the three months ended July 31, 2006. Interest expense on deposits increased by $253,000 as a result of an increase in the average rate paid, from 2.41% to 2.89%, coupled with an increase of $2.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $49,000, or 16.2%, for the three months ended July 31, 2007. This decrease was due to a decrease of $5.6 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.46% in the July 2006 three-month period to 4.71% in the July 2007 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended July 31, 2007 compared to $30,000 for the quarter ended July 31, 2006. Given the current status of the Company’s loan portfolio, and the lack of delinquencies or non-performing loans in the portfolio, management considers the loan loss reserve to be adequate at this time.

Non-interest Income:

Non-interest income decreased by $3,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. This decline was due to a decrease in gains on sales of loans and a decrease in loan origination and other loan fees of $15,000 and $12,000 respectively, which were a result of the general slowdown in the residential real-estate market. Offsetting these decreases was an increase of $14,000 in other income, due primarily to fees received in a revenue-sharing arrangement with the Company’s check printer. Finally, customer service fees increased by $10,000 due to receipt of increased overdraft charges and additional certificate of deposit early withdrawal penalties collected by the Company.

Non-interest Expense:

Non-interest expense increased by $53,000, or 3.2%, for the three months ended July 31, 2007. This increase was due primarily to an increase in compensation and fringe benefits of $54,000 and can be partially attributed to the hiring of staff for the Company’s new West Wareham office. Additionally, occupancy and equipment expenses increased by $21,000 due to the operating costs of the new branch in West Wareham, Massachusetts. These increases were offset by a decrease of $2,000 in data processing expenses and a decrease of $20,000 in other operating expenses.

Provision for Income Taxes:

The provision for income taxes decreased by $60,000 for the three months ended July 31, 2007 when compared to the three months ended July 31, 2006. Effective income tax rates were 30.3% and 35.5% respectively in the 2007 and 2006 periods. The lower effective tax rate in comparison to statutory rates for is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

	July 31, 2007	April 30, 2007	July 31, 2006
(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$—	$—	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$—	$—	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	—	—	—
Total assets	—	—	—

Non-performing assets
**Non-accrual loans	$—	$—	$—
Non-accrual investments (book value)	—	—	—
Real estate acquired by foreclosure	—	—	—

	$—	$—	$—

Non-performing assets as a percentage of:
Net loans receivable	—	—	—
Total assets	—	—	—

Allowance for loan losses	$1,674	$1,673	$1,730
Allowance for loan losses on off-balance sheet exposures	130	130	—

	$1,804	$1,803	$1,730

Allowance as a percentage of net loans	1.27%	1.32%	1.23%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: September 10, 2007

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)