Form 10QSB
period 2007-10-31
Mayflower Bancorp Inc
filed 2007-12-12
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 20, 2007

Common Stock $1.00 par value	2,097,796
(Title of class)	(Shares outstanding)

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2007	April 30, 2007
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,659	$6,803
Federal funds sold and overnight deposits	4,847	3,919

Total cash and cash equivalents	9,506	10,722
Investment securities:
Securities available-for-sale, at fair value	45,827	43,885
Securities held-to-maturity (fair value of $37,922 and $36,583 respectively)	38,193	37,002

Total investment securities	84,020	80,887
Loans receivable, net	134,591	137,003
Accrued interest receivable	1,154	1,125
Real estate held for investment	321	327
Premises and equipment	8,946	9,113
Deposits with The Cooperative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	49	244
Deferred income taxes	156	—
Other assets	946	787

Total assets	$241,788	$242,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$201,730	$200,859
Advances and borrowings	19,129	20,558
Advances from borrowers for taxes and insurance	451	334
Deferred income taxes	—	92
Allowance for loan losses on off-balance sheet credit exposures	110	130
Accrued expenses and other liabilities	763	717

Total liabilities	222,183	222,690

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,096,506 at October 31, 2007 and 2,095,856 at April 30, 2007	2,097	2,096
Additional paid-in capital	4,257	4,254
Retained earnings	13,564	13,485
Accumulated other comprehensive income (loss)	(313)	(218)

Total stockholders’ equity	19,605	19,617

Total liabilities and stockholders’ equity	$241,788	$242,307

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,347	$2,431	$4,812	$4,850
Securities held-to-maturity	425	357	824	725
Securities available-for-sale	593	563	1,152	1,119
Federal funds sold and interest bearing deposits in banks	60	9	93	10

Total interest income	3,425	3,360	6,881	6,704

Interest expense:
Deposits	1,483	1,278	2,921	2,463
Borrowed funds	251	292	504	594

Total interest expense	1,734	1,570	3,425	3,057

Net interest income	1,691	1,790	3,456	3,647
Provision for loan losses	—	30	—	60

Net interest income after provision for loan losses	1,691	1,760	3,456	3,587

Noninterest income:
Loan origination and other loan fees	35	47	69	93
Customer service fees	178	182	380	374
Gain on sales of mortgage loans	56	32	65	56
Gain on sales of investment securities	3	—	3	—
Other	54	42	109	83

Total noninterest income	326	303	626	606

Noninterest expense:
Compensation and fringe benefits	908	871	1,844	1,753
Occupancy and equipment	257	226	524	472
FDIC assessment	6	6	12	12
Data processing	75	71	145	143
Other	411	458	850	917

Total noninterest expense	1,657	1,632	3,375	3,297

Income before income taxes	360	431	707	896
Provision for income taxes	104	148	209	313

Net income	$256	$283	$498	$583

Earnings per share (basic)	$0.12	$0.14	$0.24	$0.28

Earnings per share (diluted)	$0.12	$0.13	$0.23	$0.27

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2006	$2,074	$4,131	$13,274	$(887)	$18,592

Net income for the six months ended October 31, 2006	—	—	583	—	583

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $277,000	—	—	—	459	459

Total comprehensive income	—	—	—	—	1,042

Issuance of 18,190 shares $1 par value common stock	18	92	—	—	110

Cash dividends paid ($.20 per share)	—	—	(417)	—	(417)

BALANCE, October 31, 2006	$2,092	$4,223	$13,440	$(428)	$19,327

BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617

Net income for the six months ended October 31, 2007	—	—	498	—	498

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $26,000	—	—	—	(93)	(93)

Reclassification adjustment for gains included in net income, net of deferred income taxes of $1,000	—	—	—	(2)	(2)

					(95)

Total comprehensive income	—	—	—	—	403

Issuance of 2,100 shares $1 par value common stock	2	19	—	—	21

Purchase of Company stock	(1)	(16)	—	—	(17)

Cash dividends paid ($.20 per share)	—	—	(419)	—	(419)

BALANCE, October 31, 2007	$2,097	$4,257	$13,564	$(313)	$19,605

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$6,875	$6,856
Fees and other income received	614	574
Interest paid	(3,431)	(3,081)
Cash paid to suppliers and employees	(3,115)	(3,040)
Income taxes paid	(236)	(480)

Net cash provided by operating activities	707	829

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	2,421	(734)
Purchases of available-for-sale securities	(11,324)	(1,927)
Proceeds from sales, calls, and maturities of available-for-sale securities	9,255	2,414
Purchase of held-to-maturity securities	(8,690)	—
Proceeds from maturities and calls of held-to-maturity securities	7,485	2,545
Purchase of Federal Home Loan Bank stock	—	(81)
Purchase of premises and equipment	(77)	(2,149)
Other - net	(137)	(147)

Net cash used in investing activities	(1,067)	(79)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	871	(3,802)
Proceeds from Federal Home Loan Bank and other advances	7,000	9,500
Repayment of borrowings	(8,429)	(9,416)
Net increase in overnight Federal Home Loan Bank advances	—	(64)
Net increase in advances from borrowers for taxes and insurance	117	186
Issuance of common stock	21	110
Repurchase of Company stock	(17)	—
Dividends paid on common stock	(419)	(417)

Net cash used in financing activities	(856)	(3,903)

Net decrease in cash and cash equivalents	(1,216)	(3,153)

Cash and cash equivalents - beginning of period	10,722	6,795

Cash and cash equivalents - end of period	$9,506	$3,642

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Six months ended October 31,
	2007	2006
	(In Thousands)
Net income	$498	$583

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	251	226
Provision for loan losses	—	60
Allowance for losses on off balance sheet items	(20)	—
Premium amortization	23	114
Amortization of intangible assets	7	7
Deferred income taxes	(221)	—
Gain on sales of investments	(3)	—
Decrease (increase) in accrued interest receivable	(29)	38
Decrease (increase) in prepaid expenses	(54)	—
Decrease (increase) in mortgage servicing rights	12	30
Decrease (increase) in refundable income taxes	195	(119)
Increase (decrease) in accrued expenses	64	(5)
Increase (decrease) in accrued income taxes	—	(48)
Increase (decrease) in accrued interest payable	(6)	(25)
Increase (decrease) in deferred loan origination fees	(10)	(32)

Total adjustments	209	246

Net cash provided by operating activities	$707	$829

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2007 and 2006

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on the Company’s financial position and results of operations.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 will have upon adoption.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2007 and 2006

C.	Subsequent Event:

During November 2007, Mayflower Bank completed its previously announced purchase of land in Plymouth, Massachusetts on which it plans to construct its eighth retail branch facility. The site, costing $1.3 million, is located opposite the new Plymouth County Registry of Deeds and the Plymouth District Court. No timetable has been set for the commencement of construction.

D.	Reclassification:

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

Allowance for Loan Losses:

The provision for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for potential loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans deemed to be impaired or potentially impaired, (2) general loss allocations for various types of loans based on loss experience factors, and (3) an unallocated allowance. The general and unallocated allowances are maintained based on management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into account all the circumstances surrounding the loan and borrower, including the length of delay, reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of similar balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company also maintains an allowance for possible losses on its outstanding loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in their analysis of other-than temporarily impaired securities including industry analyst reports, sector credit ratings, volatility in market price and other relevant information such as financial condition, earnings capacity and near term prospects of the issuing company and the length of time and extent to which the market value has been less than cost.

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. Although the Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements, as a member of The Co-operative Central Bank’s Reserve Fund, the Company also has the right to borrow from that entities’ Reserve Fund for short-term cash needs by pledging certain assets. The Company has not exercised this right for several years.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At October 31, 2007 and April 30, 2007, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory requirements.

Financial Condition:

At October 31, 2007, the Company’s total assets were $241.8 million as compared to $242.3 million at April 30, 2007, a decrease of $519,000. During the six months ended October 31, 2007, cash and cash equivalent balances decreased by $1.2 million and net loans receivable decreased by $2.4 million. These were offset by an increase of $3.1 million in the investment portfolio. Additionally, outstanding borrowings decreased by $1.4 million and total deposits increased by $871,000.

During the six months ended October 31, 2007, the ongoing soft housing market in Southeastern Massachusetts held down home purchase and construction borrowing. During this period, the Company originated a total of $7.1 million in residential mortgage loans compared to $7.0 million originated for the same period one year ago. During the period, the Company sold $4.5 million of fixed-rate residential loans in the secondary mortgage market compared to sales of $4.1 million for the prior year period. These sales produced gains of $65,000 for the six months ended October 31, 2007, compared to gains of $56,000 for the prior year period. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $256,000 decrease in residential loan balances as compared to April 30, 2007.

Since April 30, 2007, the Company has experienced limited growth in its commercial portfolio, as commercial mortgage balances increased by $698,000. This growth was offset by a decrease of $493,000 in commercial loan balances. During the six months ended October 31, 2007, net construction loan balances outstanding decreased by $3.5 million to $12.1 million due to the sale of properties financed by the Company and a reduction in new development financing activity. The Company has continued to market its home equity products, and as a result of this and other factors, has experienced an increase of $365,000 in fixed-rate home equity loans and an increase of $182,000 in home equity line of credit balances outstanding. Finally, consumer loan balances increased by $294,000. In aggregate, net loans outstanding decreased by $2.4 million from $137.0 million at April 30, 2007 to $134.6 million at October 31, 2007.

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

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of October 31, 2007, nonperforming assets totaled $1.1 million, compared to zero at April 30, 2007. The increase is due to the placement of a commercial construction mortgage securing an 11 unit (9 market value and 2 affordable) residential condominium development in Plympton, Massachusetts on non-accrual status.

At October 31, 2007, the Company’s allowance for loan losses stood at $1,377,000, which represented 1.02% of net loans receivable at that date. This compares to $1,673,000 at April 30, 2007, which represented 1.22% of net loans receivable. The change in the allowance for loan losses as of October 31, 2007 reflects the decision to recognize a charge-off of $300,000 relating to the impaired commercial construction mortgage discussed above to recognize its estimated value, offset by the recovery of $4,000 in commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at October 31, 2007 and $130,000 at April 30, 2007. This reduction was recognized as a function of a reduced pipeline of loans in process as compared to the prior periods. The allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $871,000 from $200.9 million at April 30, 2007 to $201.7 million at October 31, 2007. During the six months, the Company experienced an increase in its certificate of deposit balances of $3.4 million and an increase of $813,000 in money market account balances. These were offset by reductions in its savings account balances of $1.6 million and checking account balances of $1.7 million.

Total stockholders’ equity decreased by $12,000 when compared to April 30, 2007. This decrease was primarily due to the payment of cash dividends totaling $419,000 or $0.20 per share, coupled with an increase in the net unrealized loss on securities available-for-sale of $95,000. Net income for the six months ended October 31, 2007 of $498,000 offset these decreases. The Company’s total stockholders’ equity to assets ratio was 8.11% at October 31, 2007 as compared to 8.10% at April 30, 2007.

Results of Operations:

Comparison of the three months ended October 31, 2007 and October 31, 2006.

General:

Net income for the three months ended October 31, 2007 was $256,000 compared with net income of $283,000 for the three months ended October 31, 2006, a decrease of $27,000 or 9.5%. Net interest income decreased by $99,000, while the provision for loan losses decreased by $30,000 for the quarter ended October 31, 2007. Total non-interest income increased by $23,000 and total non-interest expense increased by $25,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended October 31, 2007, the Company’s net interest margin decreased from 3.09% to 2.96%. This decrease in net interest margin is primarily the result of short-term interest rates, on which deposits are priced, having increased more dramatically during the period than long-term rates, on which loans are priced. Additionally, intense competition for deposits, coupled with depositor preference for shorter-term, high-cost certificates of deposit has further increased the Company’s cost of funds. The resulting cost of new and repriced short-term certificates of deposit has exceeded the rate of increases on new and repricing interest-earning assets.

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

	Three months ended October 31,
	2007			2006
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$137,817	$2,347	6.81%	$141,113	$2,431	6.89%
Investment securities	85,565	1,018	4.76%	89,676	920	4.10%
Short-term investments and interest bearing deposits in banks	4,857	60	4.94%	669	9	5.38%

All interest-earning assets	$228,239	$3,425	6.00%	$231,458	$3,360	5.81%

Interest-bearing liabilities:
Deposits	200,859	1,483	2.95%	197,601	1,278	2.59%
Borrowed funds	21,162	251	4.74%	25,367	292	4.60%

All interest-bearing liabilities	$222,021	1,734	3.12%	$222,968	1,570	2.82%

Net interest income		$1,691			$1,790

Weighted average interest rate spread (2)			2.88%			2.99%

Net interest margin			2.96%			3.09%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended October 31,
	2006 vs. 2007
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/Volume
Interest income:
Loans	$(84)	$(57)	$(28)	$1
Investment securities	98	(42)	147	(7)
Short-term investments	51	56	(1)	(4)

Total	65	(43)	118	(10)

Interest expense:
Deposits	205	21	181	3
Borrowed funds	(41)	(48)	9	(2)

Total	164	(27)	190	1

Increase (decrease) in net interest and dividend income	$(99)	$(16)	$(72)	$(11)

Interest and Dividend Income:

Interest and dividend income increased by $65,000, or 1.9%, to $3.4 million for the three months ended October 31, 2007. Interest income from loans decreased by $84,000. This decrease was due to a decrease of $3.3 million in the average balance of loans outstanding, coupled with a decrease in the average rate earned on loans from 6.89% to 6.81% on an annualized basis. Interest and dividend income on investment securities increased by $98,000 as a result of an increase in the average yield earned, from 4.10% in the 2006 quarter to 4.76% in the 2007 quarter, offset by a decrease of $4.1 million in the average balance of investments. Interest on short-term investments increased by $51,000 due to an increase of $4.2 million in the average balance of short-term investments, offset by a decrease in the Company’s average yield earned from 5.38% in 2006 to 4.94% in 2007.

Interest Expense:

Interest expense increased by $164,000, or 10.4%, to $1.7 million for the three months ended October 31, 2007. Interest expense on deposits increased by $205,000 as a result of an increase in the average rate paid, from 2.59% to 2.95%, coupled with an increase of $3.3 million in the average balance of deposits. Interest expense on borrowed funds decreased by $41,000, or 14.0%, for the three months ended October 31, 2007. This decrease was due to a decrease of $4.2 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.60% in the October 2006 three-month period to 4.74% in the October 2007 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended October 31, 2007 compared to $30,000 for the quarter ended October 31, 2006. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $23,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. This increase was due to an increase of $24,000 in gains on sales of loans, as the Company was able to profitably sell recently originated fixed rate residential mortgages. Also, other income increased by $12,000, due primarily to fees received in a revenue-sharing arrangement with the Company’s check printer. These were offset by a decrease of $12,000 in loan origination and other loan fees and by a decrease of $4,000 in customer service fees.

Non-interest Expense:

Non-interest expense increased by $25,000, or 1.5%, for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Compensation and fringe benefit expense increased by $37,000, and was the result of staff expense for the Company’s new West Wareham branch, normal salary adjustments, and increased health care and other benefit costs. Additionally, occupancy and equipment expense increased by $31,000 due to operating costs of the new West Wareham branch, while data processing increased by $4,000. These increases were offset by a decrease in other expenses of $47,000.

Provision for Income Taxes:

The provision for income taxes decreased by $44,000 for the three months ended October 31, 2007 when compared to the three months ended October 31, 2006, primarily due to a reduction in state income taxes. Effective income tax rates were 28.9% and 34.3% respectively in the 2007 and 2006 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the six months ended October 31, 2007 and October 31, 2006.

General:

Net income for the six months ended October 31, 2007 was $498,000 compared with net income of $583,000 for the six months ended October 31, 2006, a decrease of $85,000 or 14.6%. Net interest income decreased by $191,000 due to declining spreads and margins. The provision for loan losses was zero for the period ended October 31, 2007 compared to $60,000 for the period ended October 31, 2006. Total non-interest income increased by $20,000 or 3.3% and total non-interest expense increased by $78,000 or 2.4%, principally as a result of increased salary and benefit expense and increases in occupancy and equipment expenses.

During the six months ended October 31, 2007, the Company’s net interest margin decreased from 3.14% to 3.03%. This margin reduction is primarily the result of short-term interest rates, on which deposits are priced, having increased more rapidly during the period than long-term rates, on which loans are priced. The resulting cost of new and repriced short-term certificates of deposit has exceeded the rate of yield increases on new and repricing interest-earning assets.

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

	Six months ended October 31,
	2007			2006
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$139,314	$4,812	6.91%	$141,424	$4,850	6.86%
Investment securities	84,762	1,976	4.66%	90,407	1,844	4.08%
Short-term investments and interest bearing deposits in banks	3,727	93	4.99%	390	10	5.13%

All interest-earning assets	$227,803	$6,881	6.04%	$232,221	$6,704	5.77%

Interest-bearing liabilities:
Deposits	200,096	2,921	2.92%	197,344	2,463	2.50%
Borrowed funds	21,335	504	4.72%	26,229	594	4.53%

All interest-bearing liabilities	$221,431	3,425	3.09%	$223,573	3,057	2.73%

Net interest income		$3,456			$3,647

Weighted average interest rate spread (2)			2.95%			3.04%

Net interest margin			3.03%			3.14%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Six months ended October 31,
	2006 vs. 2007
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(38)	$(72)	$35	$(1)
Investment securities	132	(115)	264	(17)
Short-term investments	83	86	—	(3)

Total	177	(101)	299	(21)

Interest expense:
Deposits	458	34	418	6
Borrowed funds	(90)	(111)	26	(5)

Total	368	(77)	444	1

Increase (decrease) in net interest and dividend income	$(191)	$(24)	$(145)	$(22)

Interest and Dividend Income:

Interest and dividend income increased by $177,000 or 2.6% to $6.9 million for the six months ended October 31, 2007 from $6.7 million for the six months ended October 31, 2006. Interest income from loans decreased by $38,000. This decline was due to a decrease of $2.1 million in the average balance of loans outstanding offset by a slight increase in the average rate earned on loans from 6.86% to 6.91% on an annualized basis. Interest and dividend income on investment securities increased by $132,000 as a result of an increase in the average yield earned, from 4.08% in 2006 to 4.66% in 2007, offset by a decrease of $5.6 million in the average balance of investments. Interest on short-term investments increased by $83,000 as a result of an increase of $3.3 million in the average balance of short-term investments, offset by a decrease in the average yield earned, from 5.13% to 4.99%.

Interest Expense:

Interest expense increased by $368,000 or 12.0% to $3.4 million for the six months ended October 31, 2007 from $3.1 million for the six months ended October 31, 2006. Interest expense on deposits increased by $458,000 or 18.6% as a result of an increase in the average rate paid, from 2.50% to 2.92%, coupled with an increase of $2.8 million in the average balance of deposits. Interest expense on borrowed funds decreased by $90,000 or 15.2% for the six months ended October 31, 2007. This decrease was due to a decrease in the average balance of borrowed funds, from $26.2 million in the 2006 six-month period to $21.3 million in the 2007 six-month period offset by an increase in the average rate paid on borrowed funds, from 4.53% in the October 2006 six-month period to 4.72% in the October 2007 six-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the six months ended October 31, 2007, compared to $60,000 for the six months ended October 31, 2006. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Although non performing assets have increased during the period, management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $20,000 for the six months ended October 31, 2007, due primarily to an increase of $26,000 in other income and is a result of increased debit card interchange income and fees received from the Company’s check printer in connection with a revenue sharing arrangement. Additionally, customer service fees increased by $6,000, gains on sales of loans increased by $9,000, and gains on sales of investments increased by $3,000. These were offset by a decrease in loan origination and other loan fees of $24,000 due to the slow real-estate market.

Non-interest Expense:

Non-interest expense increased by $78,000 or 2.4% for the six months ended October 31, 2007. This increase was due primarily to an increase in compensation and fringe benefits of $91,000 and is a result of staffing for the Company’s new West Wareham office, normal salary adjustments, and increased benefit costs. Occupancy and equipment expense increased $52,000 due to increased energy costs and costs incurred with the opening of the West Wareham office. Finally, data processing increased by $2,000. These increases were offset by a decrease of $67,000 in other expenses, due to the elimination of consulting and legal fees incurred with the prior year reorganization into a holding company structure.

Provision for Income Taxes:

The provision for income taxes decreased by $104,000 for the six months ended October 31, 2007 when compared to the six months ended October 31, 2006 due to the decrease in net income before taxes. Effective income tax rates were 29.6% and 34.9% respectively in the 2007 and 2006 periods. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated. During the periods shown, the Company had no restructured loans within the meaning of FASB Statement of Financial Accounting Standards No. 15.

	October 31, 2007	April 30, 2007	October 31, 2006
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$—	$—	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	15
Consumer and other loans	—	—	—

	$—	$—	$15

Loans past due over 90 days as a percentage of:
Net loans receivable	—	—	0.01%
Total assets	—	—	0.01%

Non-performing assets
**Non-accrual loans	$1,081	$—	$—
Non-accrual investments (book value)	—	—	—
Real estate acquired by foreclosure	—	—	—

	$1,081	$—	$—

Non-performing assets as a percentage of:
Net loans receivable	0.80%	—	—
Total assets	0.45%	—	—
Allowance for loan losses	$1,377	$1,673	$1,758
Allowance for loan losses on off-balance sheet exposures	110	130	—

	$1,487	$1,803	$1,758

Allowance for loan losses as a percentage of Non-performing loans	127.38%	—	—
Allowance for loan losses as a percentage of net loans	1.02%	1.22%	1.26%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of both the Securities and Exchange Commission. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock purchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
July 31, 2007	—	—	—	104,792	(1)
August 1-31, 2007	—	—	—	104,792
September 1-30, 2007	—	—	—	104,792
October 1-31, 2007	1,450	11.70	1,450	103,374
TOTAL	1,450	11.70	1,450	103,374

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 28, 2007, the Company held its Annual Meeting of Stockholders. The item on the agenda was the election of four directors. The results were:

Nominees	Votes For	Votes Withheld
E. Bradford Buttner	1,754,320	97,455
William C. MacLeod	1,727,685	124,090
Diane A. Maddigan	1,757,761	94,014
David R. Smith	1,754,036	97.739

There were no broker non-votes on the matter.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: December 10, 2007

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)