Form 10QSB
period 2008-01-31
Mayflower Bancorp Inc
filed 2008-03-12
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2008

Common Stock $1.00 par value	2,096,799
(Title of class)	(Shares outstanding)

Transitional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM I—Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,632	$6,803
Federal funds sold and overnight deposits	5,895	3,919

Total cash and cash equivalents	11,527	10,722
Investment securities:
Securities available-for-sale, at fair value	46,903	43,885
Securities held-to-maturity (fair value of $41,881 and $36,583, respectively)	41,370	37,002

Total investment securities	88,273	80,887
Loans receivable, net	128,803	137,003
Accrued interest receivable	1,144	1,125
Real estate held for investment	318	327
Premises and equipment	10,484	9,113
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	39	244
Other assets	653	787

Total assets	$243,340	$242,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$202,887	$200,859
Advances and borrowings	18,913	20,558
Advances from borrowers for taxes and insurance	308	334
Deferred income taxes	120	92
Allowance for loan losses on off-balance sheet credit exposures	110	130
Accrued expenses and other liabilities	780	717

Total liabilities	223,118	222,690

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued – none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,096,799 at January 31, 2008 and 2,095,856 at April 30, 2007	2,097	2,096
Additional paid-in capital	4,250	4,254
Retained earnings	13,643	13,485
Accumulated other comprehensive income (loss)	232	(218)

Total stockholders’ equity	20,222	19,617

Total liabilities and stockholders’ equity	$243,340	$242,307

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,260	$2,436	$7,072	$7,286
Securities held-to-maturity	446	343	1,270	1,068
Securities available-for-sale	610	568	1,762	1,687
Federal funds sold and interest bearing deposits in banks	59	16	152	26

Total interest income	3,375	3,363	10,256	10,067

Interest expense:
Deposits	1,489	1,357	4,410	3,820
Borrowed funds	213	277	717	871

Total interest expense	1,702	1,634	5,127	4,691

Net interest income	1,673	1,729	5,129	5,376
Provision for loan losses	—	30	—	90

Net interest income after provision for loan losses	1,673	1,699	5,129	5,286

Noninterest income:
Loan origination and other loan fees	25	29	94	122
Customer service fees	167	170	547	544
Gain on sales of mortgage loans	96	60	161	116
Gain on sales of investment securities	28	—	31	—
Other	82	65	191	148

Total noninterest income	398	324	1,024	930

Noninterest expense:
Compensation and fringe benefits	884	922	2,728	2,675
Occupancy and equipment	277	244	801	716
FDIC assessment	5	6	17	18
Data processing	78	71	223	214
Other	413	460	1,263	1,377

Total noninterest expense	1,657	1,703	5,032	5,000

Income before income taxes	414	320	1,121	1,216
Provision for income taxes	125	104	334	417

Net income	$289	$216	$787	$799

Earnings per share (basic)	$0.14	$0.10	$0.38	$0.38

Earnings per share (diluted)	$0.14	$0.10	$0.37	$0.37

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2006	$2,074	$4,131	$13,274	$(887)	$18,592
Net income for the 9 months ended January 31, 2007	—	—	799	—	799
Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $298,000	—	—	—	493	493

Total comprehensive income	—	—	—	—	1,292

Issuance of 18,190 shares $1 par value common stock	18	92	—	—	110
Cash dividends paid ($.30 per share)	—	—	(626)	—	(626)

BALANCE, January 31, 2007	$2,092	$4,223	$13,447	$(394)	$19,368

BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617
Net income for the 9 months ended January 31, 2008	—	—	787	—	787
Other comprehensive income, net of tax:
Change in unrealized gain/loss on securities available-for-sale, net of deferred income taxes of $259,000	—	—	—	471	471
Reclassification adjustment for gains included in net income, net of deferred income taxes of $10,000	—	—	—	(21)	(21)

					450

Total comprehensive income	—	—	—	—	1,237

Issuance of 8,343 shares $1 par value common stock	8	78	—	—	86
Purchase of Company stock	(7)	(82)	—	—	(89)
Cash dividends paid ($.30 per share)	—	—	(629)	—	(629)

BALANCE, January 31, 2008	$2,097	$4,250	$13,643	$232	$20,222

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$10,268	$10,208
Fees and other income received	952	891
Interest paid	(5,134)	(4,725)
Cash paid to suppliers and employees	(4,638)	(4,503)
Income taxes paid	(350)	(679)

Net cash provided by operating activities	1,098	1,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	8,241	2,941
Purchases of available-for-sale securities	(17,706)	(3,173)
Proceeds from sales, calls, and maturities of available-for-sale securities	15,410	4,697
Purchase of held-to-maturity securities	(14,515)	(751)
Proceeds from maturities and calls of held-to-maturity securities	10,125	6,184
Purchase of Federal Home Loan Bank stock	—	(3)
Purchase of premises and equipment	(1,736)	(2,993)
Other—net	163	(279)

Net cash (used in) provided by investing activities	(18)	6,623

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,028	(4,230)
Proceeds from Federal Home Loan Bank and other advances	10,000	11,200
Repayment of borrowings	(11,645)	(14,126)
Net decrease in overnight Federal Home Loan Bank advances	—	(500)
Net (decrease) increase in advances from borrowers for taxes and insurance	(26)	239
Issuance of common stock	86	110
Repurchase of Company stock	(89)	—
Dividends paid on common stock	(629)	(626)

Net cash used in financing activities	(275)	(7,933)

Net increase (decrease) in cash and cash equivalents	805	(118)
Cash and cash equivalents—beginning of period	10,722	6,795

Cash and cash equivalents—end of period	$11,527	$6,677

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Nine months ended January 31,
	2008	2007
	(In Thousands)
Net income	$787	$799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375	345
Provision for loan losses	—	90
Allowance for losses on off balance sheet items	(20)	—
Premium amortization	30	163
Amortization of intangible assets	11	11
Deferred income taxes	(221)	—
Gain on sales of investments	(31)	—
Decrease (increase) in accrued interest receivable	(19)	(23)
Decrease (increase) in prepaid expenses	(56)	(17)
Decrease (increase) in mortgage servicing rights	2	28
Decrease (increase) in refundable income taxes	205	(214)
Increase (decrease) in accrued expenses	83	131
Increase (decrease) in accrued income taxes	—	(48)
Increase (decrease) in accrued interest payable	(7)	(34)
Increase (decrease) in deferred loan origination fees	(41)	(39)

Total adjustments	311	393

Net cash provided by operating activities	$1,098	$1,192

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008 and 2007

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on May 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s results of operation or its financial position.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008 and 2007

C.	Reclassification:

Certain amounts in the fiscal 2007 consolidated financial statements have been reclassified to conform to the fiscal 2008 presentation.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2—Management’s Discussion and Analysis or Plan of Operation

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

Material estimates that are susceptible to change in the near-term relate to the allowance for loan losses. Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings. Management believes that the allowance for loan losses is adequate based on independent appraisals and review of other factors associated with the loans. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additional allowances based on judgments different than those of management, which could also adversely affect the Company’s earnings.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At January 31, 2008 and April 30, 2007, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory requirements.

Financial Condition:

At January 31, 2008, the Company’s total assets were $243.3 million as compared to $242.3 million at April 30, 2007, an increase of $1.0 million. During the nine months ended January 31, 2008, total investment securities increased by $7.4 million while net loans receivable decreased by $8.2 million. Additionally, cash and cash equivalent balances increased by $805,000 and premises and equipment increased by $1.4 million, as a result of the purchase of land in Plymouth, Massachusetts, on which the Company intends to construct its eighth retail facility.

During the nine months ended January 31, 2008, the soft housing market in Southeastern Massachusetts held down home purchase and construction borrowing. During this period, the Company originated a total of $9.6 million in residential mortgage loans compared to $12.1 million originated for the same period one year ago. During the period, the Company sold $8.8 million of fixed-rate residential loans in the secondary mortgage market compared to sales of $7.5 million for the prior year period. These sales produced gains of $161,000 for the nine months ended January 31, 2008, compared to gains of $116,000 for the prior year period. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $2.2 million decrease in residential loan balances as compared to April 30, 2007.

Since April 30, 2007, net construction loan balances outstanding decreased by $5.7 million to $10.0 million due to the sale of properties financed by the Company and a reduction in new development financing activity. Additionally, during the nine-month period, commercial mortgage balances decreased by $502,000, or 1.4% and commercial loan balances decreased by $643,000, or 14.4%. The Company has experienced an increase of $29,000 in fixed-rate home equity loans and an increase of $354,000 in home equity line of credit balances outstanding. Finally, consumer loan balances decreased by $23,000. In aggregate, net loans outstanding decreased by $8.2 million from $137.0 million at April 30, 2007 to $128.8 million at January 31, 2008.

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

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of January 31, 2008, nonperforming assets totaled $1.1 million, compared to zero at April 30, 2007. The increase is due to the placement of a commercial construction mortgage securing an 11 unit (9 market value and 2 affordable) residential condominium development in Plympton, Massachusetts on non-accrual status.

At January 31, 2008, the Company’s allowance for loan losses was $1,378,000, which represented 1.07% of net loans receivable at that date. This compares to $1,673,000 at April 30, 2007, which represented 1.22% of net loans receivable. The change in the allowance for loan losses as of January 31, 2008 reflects the decision made during the Company’s second quarter to recognize a charge-off of $300,000 relating to the impaired commercial construction mortgage, discussed above, to recognize its estimated value, offset by the recovery of $5,000 in commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at January 31, 2008 and $130,000 at April 30, 2007. This reduction was recognized as a function of a reduced pipeline of loans in process as compared to the prior periods. The allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $2.0 million from $200.9 million at April 30, 2007 to $202.9 million at January 31, 2008. During the nine months, the Company experienced an increase in its certificate of deposit balances of $2.8 million and an increase of $2.1 million in money market account balances. These were offset by reductions in its savings account balances of $2.1 million and checking account balances of $804,000.

Total stockholders’ equity increased by $605,000 when compared to April 30, 2007. This increase was due to net income for the period of $787,000, as offset by the payment of dividends totaling $.30 per share or $629,000. Additionally, stockholders’ equity increased by $86,000 due to the excise of employee stock options and decreased by $89,000 due to the repurchase of Mayflower Bancorp, Inc. common stock. Finally, stockholders’ equity increased by $450,000 as a result of a change in the unrealized gain/loss on securities available for sale, from an unrealized loss of $218,000 at April 30, 2007 to an unrealized gain of $232,000 at January 31, 2008. The Company’s total stockholders’ equity to assets ratio was 8.31% at January 31, 2008 as compared to 8.10% at April 30, 2007.

Results of Operations:

Comparison of the three months ended January 31, 2008 and January 31, 2007.

General:

Net income for the three months ended January 31, 2008 was $289,000 compared with net income of $216,000 for the three months ended January 31, 2007, an increase of $73,000 or 33.8%. Net interest income decreased by $56,000, while the provision for loan losses decreased by $30,000 for the quarter ended January 31, 2008. Total non-interest income increased by $74,000 and total non-interest expense decreased by $46,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2008, the Company’s net interest margin decreased from 3.04% to 2.95%. This decrease in net interest margin is partially the result of depositor preference for shorter-term, high-cost certificates of deposit and premium rate money market deposits, which have served to increase the Company’s cost of funds.

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

	Three months ended January 31,
	2008			2007
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$134,085	$2,260	6.74%	$139,494	$2,436	6.99%
Investment securities	87,042	1,056	4.85%	87,009	911	4.19%
Short-term investments and interest bearing deposits in banks	5,802	59	4.07%	1,315	16	4.87%

All interest-earning assets	$226,929	$3,375	5.95%	$227,818	$3,363	5.90%

Interest-bearing liabilities:
Deposits	203,116	1,489	2.93%	196,337	1,357	2.76%
Borrowed funds	18,554	213	4.59%	23,887	277	4.64%

All interest-bearing liabilities	$221,670	1,702	3.07%	$220,224	1,634	2.97%

Net interest income		$1,673			$1,729

Weighted average interest rate spread (2)			2.88%			2.93%

Net interest margin			2.95%			3.04%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended January 31,
	2007 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/Volume
Interest income:
Loans	$(176)	$(94)	$(85)	$3
Investment securities	145	—	145	—
Short-term investments	43	55	(3)	(9)

Total	12	(39)	57	(6)

Interest expense:
Deposits	132	47	82	3
Borrowed funds	(64)	(62)	(3)	1

Total	68	(15)	79	4

Increase (decrease) in net interest and dividend income	$(56)	$(24)	$(22)	$(10)

Interest and Dividend Income:

Interest and dividend income increased by $12,000, or .4%, for the three months ended January 31, 2008. Interest income from loans decreased by $176,000. This decrease was due to a decrease of $5.4 million in the average balance of loans outstanding, coupled with a decrease in the average rate earned on loans from 6.99% to 6.74% on an annualized basis. Interest and dividend income on investment securities increased by $145,000 as a result of an increase in the average yield earned, from 4.19% in the 2007 quarter to 4.85% in the 2008 quarter, augmented by a slight increase of $33,000 in the average balance of investments. Interest on short-term investments increased by $43,000 due to an increase of $4.5 million in the average balance of short-term investments, offset by a decrease in the Company’s average yield earned from 4.87% in 2007 to 4.07% in 2008.

Interest Expense:

Interest expense increased by $68,000, or 4.2%, to $1.7 million for the three months ended January 31, 2008. Interest expense on deposits increased by $132,000 as a result of an increase in the average rate paid, from 2.76% to 2.93%, coupled with an increase of $6.8 million in the average balance of deposits.

Interest expense on borrowed funds decreased by $64,000, or 23.1%, for the three months ended January 31, 2008. This decrease was due to a decrease of $5.3 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.64% in the January 2007 three-month period to 4.59% in the January 2008 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended January 31, 2008 compared to $30,000 for the quarter ended January 31, 2007. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $74,000 for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. This increase was due in part to an increase of $36,000 in gains on sales of loans, as the Company was able to profitably sell recently originated fixed rate residential mortgages. Additionally, gains on sales of investments increased by $28,000 and other income increased by $17,000, due primarily to fees received in a revenue-sharing arrangement with the Company’s check printer and the receipt of a special dividend from the Company’s excess deposit insurer. These were partly offset by a decrease of $4,000 in loan origination and other loan fees and by a decrease of $3,000 in customer service fees.

Non-interest Expense:

Non-interest expense decreased by $46,000, or 2.7%, for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. Compensation and fringe benefit expense decreased by $38,000 and other expenses decreased by $47,000 due to the elimination of consulting and legal fees incurred during the prior year reorganization into a holding company structure. However, occupancy and equipment expense increased by $33,000 due to operating costs of the new West Wareham branch and increased energy and snow removal costs, while data processing expense increased by $7,000.

Provision for Income Taxes:

The provision for income taxes increased by $21,000 for the three months ended January 31, 2008 when compared to the three months ended January 31, 2007, primarily due to an increase in net income before taxes. Effective income tax rates were 30.2% and 32.5% respectively in the 2008 and 2007 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the nine months ended January 31, 2008 and January 31, 2007.

General:

Net income for the nine months ended January 31, 2008 was $787,000 compared with net income of $799,000 for the nine months ended January 31, 2007, a decrease of $12,000 or 1.5%. Net interest income decreased by $247,000 due to declining spreads and margins. The provision for loan losses was zero for the period ended January 31, 2008 compared to $90,000 for the period ended January 31, 2007. Total non-interest income increased by $94,000 or 10.1% and total non-interest expense increased by $32,000 or .6%, principally as a result of increased salary and benefit expense and increases in occupancy and equipment expenses.

During the nine months ended January 31, 2008, the Company’s net interest margin decreased from 3.11% to 3.01%, a result of the cost of deposits increasing more significantly than the yield earned on interest earning assets.

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

	Nine months ended January 31,
	2008			2007
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$137,571	$7,072	6.85%	$140,781	$7,286	6.90%
Investment securities	85,522	3,032	4.73%	89,274	2,755	4.11%
Short-term investments and interest bearing deposits in banks	4,419	152	4.59%	698	26	4.97%

All interest-earning assets	$227,512	$10,256	6.01%	$230,753	$10,067	5.82%

Interest-bearing liabilities:
Deposits	201,102	4,410	2.92%	197,008	3,820	2.59%
Borrowed funds	20,408	717	4.68%	25,448	871	4.56%

All interest-bearing liabilities	$221,510	5,127	3.09%	$222,456	4,691	2.81%

Net interest income		$5,129			$5,376

Weighted average interest rate spread (2)			2.92%			3.01%

Net interest margin			3.01%			3.11%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Nine months ended January 31, 2007 vs. 2008 Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/Volume
Interest income:
Loans	$(214)	$(166)	$(49)	$1
Investment securities	277	(116)	410	(17)
Short-term investments	126	139	(2)	(11)

Total	189	(143)	359	(27)

Interest expense:
Deposits	590	79	500	11
Borrowed funds	(154)	(172)	23	(5)

Total	436	(93)	523	6

Increase (decrease) in net interest and dividend income	$(247)	$(50)	$(164)	$(33)

Interest and Dividend Income:

Interest and dividend income increased by $189,000 or 1.9% to $10.3 million for the nine months ended January 31, 2008 from $10.1 million for the nine months ended January 31, 2007. Interest income from loans decreased by $214,000. This decline was due to a decrease of $3.2 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.90% to 6.85% on an annualized basis. Interest and dividend income on investment securities increased by $277,000 as a result of an increase in the average yield earned, from 4.11% in 2007 to 4.73% in 2008, offset by a decrease of $3.8 million in the average balance of investments. Interest on short-term investments increased by $126,000 as a result of an increase of $3.7 million in the average balance of short-term investments, offset by a decrease in the average yield earned, from 4.97% to 4.59%.

Interest Expense:

Interest expense increased by $436,000 or 9.3% to $5.1 million for the nine months ended January 31, 2008 from $4.7 million for the nine months ended January 31, 2007. Interest expense on deposits increased by $590,000 or 15.4% as a result of an increase in the average rate paid, from 2.59% to 2.92%, coupled with an increase of $4.1 million in the average balance of deposits. Interest expense on borrowed funds decreased by $154,000 or 17.7% for the nine months ended January 31, 2008. This decrease was due to a decrease in the average balance of borrowed funds, from $25.4 million in the 2007 nine-month period to $20.4 million in the 2008 nine-month period offset by an increase in the average rate paid on borrowed funds, from 4.56% in the January 2007 nine-month period to 4.68% in the January 2008 nine-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the nine months ended January 31, 2008, compared to $90,000 for the nine months ended January 31, 2007. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Although non performing assets have increased during the period, management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $94,000 for the nine months ended January 31, 2008, due to an increase of $45,000 in gains on sales of loans and an increase of $31,000 in gains on sales of investments. Additionally, other income increased by $43,000 as a result of the receipt of a special dividend from the Bank’s excess deposit insurer, increased debit card interchange income, and fees received from the Company’s check printer in connection with a revenue sharing arrangement. Additionally, customer service fees increased by $3,000. These were offset in part by a decrease in loan origination and other loan fees of $28,000 due to the slow real-estate market.

Non-interest Expense:

Non-interest expense increased by $32,000 or .6% for the nine months ended January 31, 2008. This increase was due primarily to an increase in compensation and fringe benefits of $53,000 and is a primarily a result of staffing for the Company’s new West Wareham office. Occupancy and equipment expense increased by $85,000 due to increased energy costs as well as costs incurred with the opening of the West Wareham office. Finally, data processing increased by $9,000. These increases were offset by a decrease of $114,000 in other expenses, due primarily to the elimination of consulting and legal fees incurred with the prior year reorganization into a holding company structure.

Provision for Income Taxes:

The provision for income taxes decreased by $83,000 for the nine months ended January 31, 2008 when compared to the nine months ended January 31, 2007 due to a decrease in net income before taxes and a decrease in state income tax expense. Effective income tax rates were 29.8% and 34.3% respectively in the 2008 and 2007 periods. The lower effective tax rate in comparison to statutory rates for both periods is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

	January 31, 2008	April 30, 2007	January 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$—	$—	$—
Commercial and construction mortgages	1,081	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$1,081	$—	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	0.84%	—	—
Total assets	0.44%	—	—

Non-performing assets
**Non-accrual loans	$1,081	$—	$—
Non-accrual investments (book value)	—	—	—
Real estate acquired by foreclosure	—	—	—

	$1,081	$—	$—

Non-performing assets as a percentage of:
Net loans receivable	0.84%	—	—
Total assets	0.44%	—	—

Allowance for loan losses	$1,378	$1,673	$1,772
Allowance for loan losses on off-balance sheet exposures	110	130	—

	$1,488	$1,803	$1,772

Allowance for loan losses as a percentage of Non-performing loans	127.47%	—	—

Allowance for loan losses as a percentage of net loans	1.07%	1.22%	1.30%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Controls and Procedures.

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

PART II

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
October 31, 2007	1,450	11.70	1,450	103,342	(1)
November 1-30, 2007	—	—	—	103,342
December 1-31, 2007	2,750	12.41	4,200	100,592
January 1-31, 2008	3,200	12.19	7,400	97,392
TOTAL	7,400	12.17	7,400	97,392

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.
Date: March 11, 2008

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)