Form 10-K
period 2008-04-30
Mayflower Bancorp Inc
filed 2008-07-18
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-52477

MAYFLOWER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	20-8448499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South Main Street, Middleboro, Massachusetts	02346
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (508) 947-4343

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22.2 million.

The number of shares outstanding of the registrant’s common stock as of July 10, 2008 was 2,092,276.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2008 Annual Report to Stockholders (Part II).
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

PART I

Note on Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including changes in regional and national economic conditions, changes in local demographics, unfavorable judicial decisions, substantial changes in levels of market interest rates, technological innovations, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1.	Business

General

The Company. Mayflower Bancorp, Inc. (the “Company”), a Massachusetts corporation, was organized by Mayflower Co-operative Bank (the “Bank”) on October 5, 2006, to acquire all of the capital stock of the Bank as part of the Bank’s reorganization into the holding company form of ownership, which was completed on February 15, 2007. Upon completion of the holding company reorganization, the Company’s common stock, par value $1.00 per share (the “Common Stock”), became registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company has no significant assets other than the common stock of the Bank and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.

The Bank. Mayflower Co-operative Bank (the “Bank”) was organized as a Massachusetts chartered co-operative bank in 1889. The primary business of the Bank is to acquire funds in the form of deposits and make permanent and construction mortgage loans on one- to four-family homes and commercial real estate located in its primary market area. Additionally, the Bank makes commercial business loans, consumer loans and offers home equity loans and lines of credit. The Bank also invests a portion of its funds in money market instruments, federal government and agency obligations, various types of corporate debt and equity securities, and other authorized investments.

The Bank considers its primary market area to be southeastern Massachusetts including Plymouth County, Bristol County and Barnstable County. The Bank’s deposits are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), up to $100,000 per individual insured depositor and $250,000 for certain retirement plan deposit accounts, with additional insurance to the total amount of the deposit provided by the Share Insurance Fund of The Co-operative Central Bank, a deposit-insuring entity chartered by the Commonwealth of Massachusetts. The Bank converted from a mutual co-operative bank to a stock form co-operative bank in December 1987. The Bank is subject to regulation by the Massachusetts Division of Banks (the “Division”) and the FDIC. The Bank’s savings and lending activities are conducted through its main office in Middleboro and full-service offices in Plymouth, Wareham, Rochester, Bridgewater, Lakeville, and West Wareham, Massachusetts.

The Bank’s principal sources of income are interest on loans and loan origination fees, interest and dividends on investment securities and short-term investments, loan servicing and other fees, and gains on the sale of investment securities and mortgages. The Bank’s principal expenses are interest paid on deposits and borrowings and general and administrative expenses.

Lending Activities

General. With a softening housing market holding down home purchase and construction borrowing, and a flat interest rate environment limiting incentives to refinance, the Bank saw its residential first mortgage and net construction loan balances decline by $875,000 and $9.0 million, respectively during fiscal 2008. Home equity loans and lines of credit balances also decreased by $506,000.

The Bank’s loan portfolio totaled $125.3 million as of April 30, 2008, which represented 51.4% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products including one which features a fixed-rate of interest for the first three or five years, and is then adjustable on an annual basis. The Bank also originates adjustable-rate mortgages which include an annual interest rate adjustment. During the year ended April 30, 2008, the Bank originated residential and commercial mortgage loans (including construction loans committed) totaling $27.9 million, compared to $37.5 million in such loans originated during the year ended April 30, 2007. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of April 30, 2008, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $26.4 million and adjustable-rate residential first mortgage loans totaling $25.5 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at April 30, 2008, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At April 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$51,897	40.5%	$52,772	36.7%	$54,893	36.5%	$53,391	37.8%	$53,256	41.9%
Commercial real estate	37,319	29.1	37,704	26.2	34,032	22.6	30,976	21.9	29,519	23.2
Construction	8,239	6.4	20,601	14.3	29,824	19.8	29,078	20.6	20,370	16.0
Home equity loans	5,634	4.4	5,875	4.1	3,396	2.3	2,785	2.0	2,352	1.9
Home equity lines of credit	19,033	14.8	19,298	13.4	20,237	13.5	18,041	12.8	13,782	10.9

Total mortgage loans	122,122	95.2	136,250	94.7	142,382	94.7	134,271	95.1	119,279	93.9

Commercial business loans	4,036	3.1	5,104	3.6	5,580	3.7	4,597	3.3	5,046	4.0

Consumer loans:
Personal	1,272	1.0	1,408	1.0	1,608	1.1	1,575	1.1	2,053	1.6
Passbook	855	0.7	1,045	0.7	707	0.5	732	0.5	651	0.5

Total consumer loans	2,127	1.7	2,453	1.7	2,315	1.6	2,307	1.6	2,704	2.1

Total loans	128,285	100.0%	143,807	100.0%	150,277	100.0%	141,175	100.0%	127,029	100.0%

Less:
Due borrowers on construction and other loans	1,639		5,141		9,314		8,865		7,086
Net deferred loan origination fees	(65)		(10)		29		40		42
Allowances for possible loan losses	1,375		1,673		1,704		1,606		1,473

Total	2,949		6,804		11,047		10,511		8,601

Net loans	$125,336		$137,003		$139,230		$130,664		$118,428

Loan Maturity Analysis. The following table sets forth certain information at April 30, 2008, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after April 30, 2008	Due after 1 through 5 years after April 30, 2008	Due after 5 years after April 30, 2008	Total
	(In thousands)
Real estate mortgage loans: Residential conventional	$277	$569	$51,051	$51,897
Commercial	8,476	6,316	22,527	37,319
Construction	4,828	219	1,553	6,600
Home equity loans	59	778	4,797	5,634
Home equity lines of credit	—	—	19,033	19,033

Total mortgage loans	$13,640	$7,882	$98,961	$120,483

Other: Consumer	1,090	1,037	—	2,127
Commercial business	3,049	832	155	4,036

Total	$4,139	$1,869	$155	$6,163

The next table shows at April 30, 2008, the dollar amount of all the Bank’s loans due one year or more after April 30, 2008, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans: Residential conventional	$26,120	$25,500
Commercial	6,105	22,738
Construction	1,553	219
Home equity loans	5,575	—
Home equity lines of credit	—	19,033

Total mortgage loans	$39,353	$67,490

Other: Consumer	1,037	—
Commercial business	672	315

Total other loans	$1,709	$315

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $26.4 million, or 21.6%, of the Bank’s total mortgage loan portfolio as of April 30, 2008. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $25.5 million, or 20.9%, of the total mortgage loan portfolio.

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

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or to other institutions on a servicing-released basis. During the year ended April 30, 2008, the Bank originated adjustable-rate mortgage loans amounting to $4.1 million, and fixed-rate mortgage loans amounting to $14.2 million. During the year ended April 30, 2008, the Bank sold $13.8 million of fixed-rate loans in the secondary mortgage market. At April 30, 2008, the Bank held $26.4 million in fixed-rate mortgages of which $1.4 million are identified as available for sale.

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

Construction Lending. The Bank has traditionally been involved in construction lending. As of April 30, 2008, the Bank had 25 construction loans outstanding, with $8.2 million committed in construction loan financing, representing 6.4% of the total loan portfolio. On that date, $1.6 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are made to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At April 30, 2008, the Bank’s average construction loan balance was $300,000 and the single largest construction loan with a commitment outstanding as of April 30, 2008, was for $900,000 ($874,000 advanced as of April 30, 2008), representing the Bank’s 50% participation in the net infrastructure financing for a residential condominium development in Hingham, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $10.8 million, second mortgage on a Hingham marina with net equity of $1.6 million and the personal guarantee of the principal.

Construction loan financing is conducted by the Bank’s mortgage and commercial loan departments which are responsible for underwriting each project according to Bank policy. Typical homeowner’s construction loans are made for a maximum of 80% of completed value. Construction loans representing up to 85% of completed value are available if private mortgage insurance can be obtained in order to reduce the Bank’s exposure. The Bank takes particular care to screen each residential construction loan request to determine that sufficient funds are being committed at closing to ensure the completion of the project and the issuance of an occupancy permit, thereby avoiding the need to supply additional funding for which the borrower may not be qualified. With respect to pre-sold construction loan requests received from builders and developers, the Bank extends financing for a maximum of 80% of completed value. Construction loans without a pre-sale commitment are offered only to experienced builders, usually with loan-to-value ratios of no more than 75%. In some instances, the Bank further reduces this loan-to-value ratio to adequately protect its interests.

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

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of April 30, 2008, the Bank had $37.3 million in commercial real estate loans outstanding, representing 29.1% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $314,000. The largest commercial real estate exposure at April 30, 2008, was $3.35 million and was secured by residential building lots in Nantucket, Massachusetts, and the personal guarantees of the principals. Appraised value of this parcel is approximately $9.5 million. The second largest commercial real estate loan as of April 30, 2008, was for $1.74 million, and was secured by an office plaza in Wareham, Massachusetts and personal guarantees of the principals. Appraised value of the real estate is approximately $2.7 million. These loans were current at April 30, 2008.

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

Commercial Business Loans. Commercial business loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage loans, such loans allow the Bank to further diversify its loan portfolio. The Bank’s commercial business loan portfolio at April 30, 2008 totaled $4.0 million, or 3.1%, of the Bank’s loan portfolio. At that date, 102 commercial business loans were outstanding with an average balance of $40,000, while the largest commercial business loan at that date was a $300,000 credit line, of which $300,000 was advanced at April 30, 2008.

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

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio decreased by $326,000 in fiscal year 2008 and totaled $2.1 million on April 30, 2008, representing 1.7% of the total loan portfolio on that date. These loans had a weighted average yield of 8.3% at April 30, 2008. The Bank offers both secured and unsecured personal loans, automobile loans, boat loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 90% of the value of the property securing the loan, less any outstanding first mortgage. The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75%, $100,000 for loan-to-value ratios up to 80% and $50,000 for those up to 90%. Fixed-rate home equity loans are offered with 5, 10 or 15-year terms. As of April 30, 2008, the Bank had $5.6 million outstanding in home equity loans, representing 4.4% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal. From time to time, the Bank has offered an initial fixed-rate period of up to five years. At April 30, 2008, the outstanding balance of the Bank’s home equity lines was $19.0 million, with a weighted average yield of 5.8%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 91, certain non-refundable fees associated with lending activities, such as origination and commitment fees and discounts, and certain incremental loan origination costs, are deferred and amortized over the life of the loan. As a result of the statement, loan origination fees and costs are deferred from current income recognition and spread as an adjustment to the yield (interest income) on the loans over their lives using the interest method.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. Except as shown below, during the periods shown, the Bank had no restructured loans within the meaning of FASB Statement of Financial Accounting Standard No. 15.

	For the Years Ended April 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis: Mortgage loans	$617	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total nonaccrual loans	$617	$—	$—	$—	$—

Accruing loans past due 90 days or more: Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Restructured loans: Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans	$617	$—	$—	$—	$—

Percentage of net loans	.49%	—%	—%	—%	—%

Other nonperforming assets[1]	$605	$—	$—	$—	$—

[1]

Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At April 30, 2008, the Bank had one residential real estate loan that was more than 90 days delinquent and on nonaccrual status.

During the year ended April 30, 2008, gross interest income of $114,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period, $43,000 of interest income was recorded on such loans during fiscal 2008.

At April 30, 2008, the Bank had one loan with a total outstanding principal balance of $230,000 which was not classified as a nonperforming asset, but where information about credit problems of the borrower has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

While the Bank believes it is holding sufficient collateral and has established reserves in amounts adequate to cover losses that may be incurred upon disposition of its problem assets, there can be no assurance that additional losses will not be incurred. The recent decline in the New England real estate market and its effect on the values of properties held as collateral by the Bank could negatively impact the performance of the Bank’s loan portfolio going forward.

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

Management actively monitors the Bank’s problem assets, formally reviewing identified and potential troubled assets at the Board of Directors level on a monthly basis. Additionally, the Bank regularly reviews its lending policies and maintains conservative limits on loan-to-value ratios on land loans, construction loans to builders and commercial real estate mortgages. However, a prolonged downturn in the real estate market and economy in the Bank’s primary market area could result in the Bank experiencing additional loan delinquencies, thereby having a negative impact on the Bank’s interest income and negatively affecting net income in future periods.

During fiscal 2008, the Bank had no provision for possible loan losses, compared to $120,000 for the year ended April 30, 2007. At April 30, 2008 and April 30, 2007, the Bank had no restructured loans. At April 30, 2008, the Bank’s reserve for loan losses totaled $1.4 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

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

The following table provides an analysis of the allowance for loan losses during the periods indicated.

	For the Years Ended April 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$1,673	$1,704	$1,606	$1,473	$1,322

Charge-offs: Mortgage loans	(300)	—	—	—	—

Other loans	(5)	(28)	—	(2)	(11)

Total charge-offs	(305)	(28)	—	(2)	(11)

Total recoveries	7	7	8	67	72

Net loans (charged-off) recoveries	(298)	(21)	8	65	61

Provision for possible loan losses	—	120	90	68	90

Reclassification to allowance for loan losses on off-balance sheet credit exposures	—	(130)	—	—	—

Balance at end of period	$1,375	$1,673	$1,704	$1,606	$1,473

Ratio of net (charge-offs) recoveries to average loans outstanding	(.22)	(.01)%	—%	.05%	.05%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	For the Year Ended April 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$339	40.5%	$194	36.7%	$223	36.5%	$378	37.8%	$355	41.9%
Commercial mortgages	591	29.1	721	26.2	692	22.6	459	21.9	475	23.2
Construction mortgages	181	6.4	500	14.3	410	19.8	430	20.6	328	16.0
Home equity loans and lines of credit	161	19.2	152	17.5	201	15.8	65	14.8	59	12.8
Consumer	27	1.7	24	1.7	41	1.6	52	1.6	52	2.1
Commercial business	76	3.1	82	3.6	137	3.7	222	3.3	204	4.0

Total allowance for loan losses	$1,375	100.0%	$1,673	100.0%	$1,704	100.0%	$1,606	100.0%	$1,473	100.0%

Based upon management’s assessment and year-end real estate market conditions, management believes that the allowance for loan losses as of April 30, 2008, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, deterioration of the real estate market in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent by management, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At April 30, 2008, the Bank’s portfolio of short-term investments and investment securities totaled $97.8 million, which represented 40.1% of total assets. Included within this portfolio were equity securities which, at April 30, 2008, had an aggregate book value of $4.2 million and an aggregate market value of $3.6 million, or 1.5% of total assets at that date. Additionally, the Bank maintained a portfolio of trust preferred securities which had a book value of $750,000 and a market value of $695,000 at April 30, 2008.

During the year ended April 30, 2008, the Bank increased its investment activity due to decreasing loan balances and deposit growth. During the year, the value of the investment portfolio, including short-term investments, increased by $13.0 million, which was comprised of an increase of $15.9 million in mortgage-backed and related securities and an increase of $3.0 million in municipal obligations. Offsetting these increases were a decrease of $944,000 in federal funds sold and overnight investments, a decrease of $4.1 million in U.S. Government and federal agency obligations, a decrease of $498,000 in corporate debt securities, a decrease of $250,000 in trust preferred securities, and a decrease of $248,000 in equity securities. Finally, the investment portfolio also increased due to a decrease of $193,000 in the unrealized loss on securities available for sale.

The Bank’s portfolio of fixed-income investment securities consists of securities offering varying maturities or adjustable interest rates, including federal funds sold through correspondent banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency, corporate bonds and municipal obligations fixed-income investment portfolio was 4.6 years at April 30, 2008. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2008 Annual Report to Stockholders, filed as Exhibit 13 to this Annual Report on Form 10-K.

	At April 30,
	2008		2007		2006
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Federal funds sold and overnight investments	$2,975	$2,975	$3,919	$3,919	$453	$453

Investment Securities:
Bonds and obligations:
U.S. Government and federal agency obligations	17,606	17,749	21,738	21,595	31,029	30,404
Mortgage-backed securities	65,369	66,037	49,416	48,937	50,387	48,816
Asset-backed securities	333	333	393	393	480	479
Corporate debt securities	1,500	1,361	1,998	1,925	2,532	2,341
Municipal obligations	5,269	5,366	2,271	2,262	916	898
Trust preferred securities	750	695	1,000	1,017	1,250	1,258
Marketable equity securities	4,173	3,640	4,421	4,339	3,159	2,907
Unrealized gain (loss) on securities available for sale	(157)	—	(350)	—	(1,422)	—

Total investment securities	94,843	95,181	80,887	80,468	88,331	87,103

Total short-term investments and investment securities	$97,818	$98,156	$84,806	$84,387	$88,784	$87,556

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at April 30, 2008.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations obligations	$1,500	4.10%	$5,513	4.55%	$3,998	5.07%	$—	—%	$11,011	4.68%
Mortgage-backed securities (1)	173	3.84	26,034	4.79	2,551	5.14	—	—	28,758	4.82
Asset-backed securities (1)	—	—	333	7.22	—	—	—	—	333	7.22
Municipal obligations	351	3.63	1,193	3.69	—	—	1,731	4.06	3,275	3.88

Total	$2,024	4.00%	$33,073	4.74%	$6,549	5.10%	$1,731	4.06%	$43,377	4.73%

Securities available for sale:
U.S. Government and federal agency obligations	$2,522	4.74%	$3,116	4.56%	$1,007	3.62%	$—	—%	$6,645	4.49%
Mortgage-backed securities (1)	1,051	5.04	20,763	4.79	15,281	5.53	—	—	37,095	5.10
Corporate debt securities	500	3.65	861	7.10	—	—	—	—	1,361	5.95
Municipal obligations	—	—	1,255	3.41	—	—	775	3.87	2,030	3.58
Trust preferred securities	—	—	—	—	—	—	695	7.08	695	7.08
Marketable equity securities	3,640	5.42	—	—	—	—	—	—	3,640	5.42

Total	$7,713	5.03%	$25,995	4.77%	$16,288	5.41%	$1,470	5.39%	$51,466	5.03%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended April 30, 2008, deposits, including interest credited, increased by $3.3 million to $204.2 million from $200.9 million at April 30, 2007. As of April 30, 2008, 6.8% of the Bank’s total deposits were in money market deposit accounts, 14.8% were in regular savings accounts, 57.4% were in term certificates of deposit and 21.0% were in NOW and demand deposit accounts. At April 30, 2008, retirement account balances totaled $15.6 million, or 7.6% of total deposits.

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

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at April 30, 2008.

	At April 30, 2008
	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$15,510	7.6%	—%
NOW accounts	27,382	13.4	.20
Regular savings	30,175	14.8	.40
Money market deposit accounts	13,948	6.8	1.66

Total noncertificate accounts	87,015	42.6
Certificate accounts	117,161	57.4	4.09

Total deposits	$204,176	100.0%	2.55%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At April 30,
	2008	2007	2006
	(In thousands)
Under 2%	$—	$—	$—
2 – 3.99%	54,749	35,398	75,475
4 – 5.99%	62,412	81,273	35,133
6 – 7.99%	—	—	—

Total	$117,161	$116,671	$110,608

The following table sets forth the amount and maturities of the Bank’s time deposits at April 30, 2008.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
Rate	(In thousands)
Under 2%	$—	$—	$—	$—	$—
2 – 3.99%	43,704	8,063	2,163	819	54,749
4 – 5.99%	59,920	948	1,414	130	62,412
6 – 7.99%	—	—	—	—	—

Total	$103,624	$9,011	$3,577	$949	$117,161

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of April 30, 2008.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$9,947
Over three through six months	15,708
Over six through 12 months	10,669
Over 12 months	5,590

Total	$41,914

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the 2008 Annual Report to Stockholders.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At April 30, 2008, the Bank had $18.7 million in outstanding borrowings, comprised of $18.2 million in outstanding advances from the FHLB of Boston and a $459,000 mortgage note payable due June 2011. Additional sources of liquidity include The Co-operative Central Bank Reserve Fund, and the Federal Reserve System. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the 2008 Annual Report to Stockholders.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At April 30, 2008, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the years indicated.

	At or for the Year Ended April 30,
	2008	2007	2006
Return on assets (net earnings divided by average total assets)	.44%	.43%	.60%
Return on average stockholders’ equity (net earnings divided by average stockholders’ equity)	5.39	5.50	7.75
Dividend payout ratio (dividends declared per share divided by net earnings per share)	79.36	79.96	57.61
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	2.91	2.99	3.35
Ratio of average interest-earning assets to average interest-bearing liabilities	102.58	103.58	103.72
Ratio of noninterest expense to average total assets	2.79	2.76	2.61

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at April 30, 2008. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets: Federal funds sold and overnight investments	$2,975	$—	$—	$—	$—	$—	$2,975
Investment securities (1)	12,488	13,835	17,023	13,401	34,078	4,018	94,843
Federal Home Loan Bank stock	1,650	—	—	—	—	—	1,650
Deposits with The Co-operative Central Bank	449	—	—	—	—	—	449
Fixed-rate mortgages	5,040	2,807	1,617	7,204	14,236	13,489	44,393
Adjustable-rate residential and commercial mortgage loans	22,436	24,178	10,076	367	—	—	57,057
Commercial loans	3,364	130	387	155	—	—	4,036
Home equity lines of credit	10,883	7,792	358	—	—	—	19,033
Consumer loans	1,090	735	302	—	—	—	2,127

Total loans	42,813	35,642	12,740	7,726	14,236	13,489	126,646

Total interest-sensitive assets	$60,375	$49,477	$29,763	$21,127	$48,314	$17,507	$226,563

Interest-sensitive liabilities: Money market accounts	$13,948	$—	$—	$—	$—	$—	$13,948
Certificates of deposit	103,624	12,588	949	—	—	—	117,161
NOW accounts (2)	27,382	—	—	—	—	—	27,382
Regular savings (2)	30,175	—	—	—	—	—	30,175
Borrowed funds	7,723	8,052	1,884	1,000	—	—	18,659

Total interest-sensitive liabilities	$182,852	$20,640	$2,833	$1,000	$—	$—	$207,325

Interest sensitivity gap	$(122,477)	$28,837	$26,930	$20,127	$48,314	$17,507	$19,238

Cumulative interest sensitivity gap	$(122,477)	$(93,640)	$(66,710)	$(46,583)	$1,731	$19,238

Ratio of interest-sensitive assets to interest-sensitive liabilities	33.02%	239.71%	1,050.58%	2,112.70%	—%	—%	109.28%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	33.02%	53.98%	67.67%	77.53%	100.83%	109.28%

(1)	Equity securities, including preferred stocks, that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Year Ended April 30,
	2008 vs. 2007				2007 vs. 2006
	Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income: Loans	$(565)	$(357)	$(216)	$8	$854	$321	$514	$19
Investments	585	116	509	(40)	124	(143)	289	(22)

Total	20	(241)	293	(32)	978	178	803	(3)

Interest expense: Deposits	557	104	444	9	1,303	(37)	1,353	(13)
Borrowings	(212)	(215)	4	(1)	382	113	233	36

Total	345	(111)	448	8	1,685	76	1,586	23

Increase (decrease) in net interest and dividend income	$(325)	$(130)	$(155)	$(40)	$(707)	$102	$(783)	$(26)

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at April 30, 2008. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Year Ended April 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$135,159	$9,127	6.75%	$140,324	$9,692	6.91%	$135,399	$8,838	6.53%
Investment securities	91,779	4,332	4.72	89,631	3,747	4.18	93,424	3,623	3.88

Total interest-earning assets	$226,938	13,459	5.93	$229,955	13,439	5.84	$228,823	12,461	5.45

Interest-bearing liabilities:
Deposits	$201,278	5,759	2.86	$197,326	5,202	2.64	$199,205	3,899	1.96
Borrowings	19,951	912	4.57	24,681	1,124	4.55	21,411	742	3.47

Total interest-bearing liabilities	$221,229	6,671	3.02	$222,007	6,326	2.85	$220,616	4,641	2.10

Net interest income		$6,788			$7,113			$7,820

Interest rate spread			2.91%			2.99%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.58%			103.58%			103.72%

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

Activities. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that engages directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board’s prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory or better Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies, including investment banking and insurance companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

Acquisitions. Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory CRA ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions.

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

On June 20, 2008, the SEC approved an extension of compliance dates for non-accelerated filers and smaller reporting companies regarding auditor attestation requirements of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a smaller reporting company with the SEC and, under the approved extension, would be required to comply with Section 404 requirements for its fiscal year ending on April 30, 2010.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank. Banks nationwide are permitted to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended April 30, 2008 was $23,000.

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

At April 30, 2008, the Bank’s ratio of core Tier 1 capital to total average assets was 8.0%, its ratio of Tier 1 capital to risk-weighted assets was 14.1% and its ratio of total risk-based capital to risk-weighted assets was 15.2%. Capital ratios for the Company were 8.1%, 14.2% and 15.3%, respectively.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of April 30, 2008, the Bank had marketable equity securities with a market value of $3.6 million, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). These assessment rates are unchanged for 2008. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit approximated $140,000, which has been exhausted. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2008 averaged 1.16 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.

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

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note O of Notes to Consolidated Financial Statements in the 2008 Annual Report to Stockholders.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At April 30, 2008, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Boston, is required to purchase and hold shares of capital stock in the FHLB of Boston. As of April 30, 2008, the Bank held stock in the FHLB of Boston in the amount $1.7 million and was in compliance with the above requirement.

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

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2008, 2007, 2006, 2005 and 2004, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $106,000, $101,000, $70,000, $45,000 and $36,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Loans to Executive Officers, Directors and Principal Stockholders. Under federal law, loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. Massachusetts law also contains restrictions on loans to directors and officers, some of which are stricter than federal law. The Bank does not lend to its directors, officers or employees, except on the basis of loans secured by deposits held by the Bank.

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

The most significant effect of this legislation is to suspend the Bank’s tax bad debt reserve as of its base year (April 30, 1988). The legislation required the Bank to recognize any tax bad debt reserves in excess of this base year amount into taxable income over a six-year recapture period. The suspended base year amount would continue to be subject to recapture only upon the occurrence of specific events, such as complete or partial redemption of the Bank’s stock or if the Bank failed to qualify as a bank for income tax purposes.

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

Audits. See Note I of the Notes to Consolidated Financial Statements for information regarding income taxes payable by the Bank.

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

The Bank is headquartered in Middleboro, Massachusetts, and operates six full-service branch offices located in Plymouth, Wareham, Rochester, Bridgewater, Lakeville and West Wareham, Massachusetts. The Bank’s primary market area, wherein are located the majority of the properties securing loans originated by the Bank, encompasses the southern portion of Plymouth County and the eastern portion of Bristol County and the western portion of Barnstable County.

Employees

At April 30, 2008, the Bank employed 54 full-time and 15 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at April 30, 2008	Positions Currently Held
Edward M. Pratt	54	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	54	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	46	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	53	Vice President, Retail Banking of the Bank

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

Item 1A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bank owns five of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of April 30, 2008:

Office Location	Year Opened	Net Book Value at April 30, 2008
		(Dollars in thousands)
Main Office	1889	$3,665
30 South Main Street
Middleboro, MA

94 Court Street	1974	129
Plymouth, MA

Great Neck Road and Onset Avenue	1981	215
Wareham, MA

565 Rounseville Road (1)	1995	9
Rochester, MA

5 Scotland Boulevard (2)	1998	400
Bridgewater, MA

166 County Street
Lakeville, MA	2005	965

2420 Cranberry Highway
West Wareham, MA	2007	2,547

57-59 Obery Street (land only)
Plymouth, MA (3)	N/A	1,320

(1)	The Bank is a tenant-at-will at its Rochester location.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027. The Bank constructed a branch office building on this parcel of land which opened in June 1998. Total construction costs for the building and improvements were approximately $700,000.
(3)	The Bank purchased this site during the fiscal year ended April 30, 2008 and intends to construct its eighth branch office on it. It is anticipated to open during the fiscal year ending April 30, 2009.

At April 30, 2008, the total net book value of the Bank’s premises and equipment was $10.5 million. For further information, see Note F of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2008 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference.

The Company repurchased the following amounts of shares of its common during the fourth quarter of the fiscal year ended April 30, 2008.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1: February 1, 2008 to February 29, 2008	550	$10.96	550	96,842

Month #2: March 1, 2008 to March 31, 2008	3,611	11.75	4,161	93,231

Month #3: April 1, 2008 to April 30, 2008	610	11.97	4,771	92,621

Total	4,771	$11.69	4,771	92,621

Item 6.	Selected Financial Data

The information contained in the section captioned “Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

The financial statements contained in the Annual Report, which are listed under Item 15 of this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Annual Report on Form 10-K.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Disclosure of Code of Ethics

The Company has adopted a code of ethics that applies to its officers, directors and employees. The Company will provide a copy of the code of ethics without charge to any person upon request addressed to the Secretary of the Company at 30 South Main Street, P.O. Box 311, Middleboro, Massachusetts 02346.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

(b)	Information with respect to security ownership of management required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control.

(d)	Equity Compensation Plans

The following table sets forth certain information as of April 30, 2008, with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	79,362	$10.36	—

Equity compensation plans not approved by security holders	—	—	—

Total	79,362	$10.36	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1 – Election of Directors” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountants” in the Proxy Statement.

PART IV

Item 15.	Exhibits

(1) The financial statements and Independent Auditors’ Report included in the Annual Report, listed below, are incorporated herein by reference.

Independent Auditors’ Report
Financial Statements:
Consolidated Statements of Financial Condition as of April 30, 2008 and 2007
Consolidated Statements of Income for the Years Ended April 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended April 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended April 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules—All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits—The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

No.	Description
Exhibit 2	Plan of Acquisition and Reorganization(1)
Exhibit 3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)
Exhibit 3(ii)	Bylaws of Mayflower Bancorp, Inc.(2)
Exhibit 4.1	Stock certificate for common stock of Mayflower Bancorp, Inc.(1)
Exhibit 10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+(1)
Exhibit 10.2	Mayflower Co-operative Bank 1999 Stock Option Plan+(1)
Exhibit 10.3	Employment Agreement, dated September 21, 1998, between Mayflower Co-operative Bank and John J. Biggio, as Amended on February 13, 2003+(1)
Exhibit 10.4	Employment Agreement dated September 14, 2000, between Mayflower Co-operative Bank and Stergios M. Kostas, as amended on February 13, 2003+(1)
Exhibit 10.5	Employment Agreement, dated July 14, 1994, between Mayflower Co-operative Bank and Edward M. Pratt, as amended on February 13, 2003+(1)
Exhibit 10.6	Employment Agreement, dated September 21, 1998, Between Mayflower Co-operative Bank and Maria Vafiades, as amended on February 13, 2003+(1)
Exhibit 10.7	Amendments to the Mayflower Co-operative Bank employment Agreements with Edward M. Pratt, John J. Biggio, Maria Vafiades and Stergios M. Kostas+(1)
Exhibit 13	2008 Annual Report to Stockholders
Exhibit 21	Subsidiaries of the Registrant
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32	Section 1350 Certifications

+	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477) filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477) filed with the SEC on November 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

July 7, 2008	By:	/s/ Edward M. Pratt
Edward M. Pratt President and Chief Executive Officer (Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt President, Chief Executive Officer and Director (Principal Executive Officer)		Maria Vafiades Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 7, 2008		Date: July 7, 2008

By:	/s/ E. Bradford Buttner	By:	/s/ Paul R. Callan
	E. Bradford Buttner Director		Paul R. Callan Director

Date: July 10, 2008		Date: July 10, 2008

By:	/s/ Charles N. Decas	By:	/s/ M. Sandra Fleet
	Charles N. Decas Director		M. Sandra Fleet Director

Date: July 10, 2008		Date: July 7, 2008

By:	/s/ William C. MacLeod	By:	/s/ Diane A. Maddigan
	William C. MacLeod Director		Diane A. Maddigan Director

Date: July 10, 2008		Date: July 7, 2008

By:	/s/ Joseph P. Monteiro	By:	/s/ David R. Smith
	Joseph P. Monteiro Director		David R. Smith Director

Date: July 7, 2008		Date: July 10, 2008

By:	/s/ Geoffrey T. Stewart	By:	/s/ William H. Fuller
	Geoffrey T. Stewart Director		William H. Fuller Director

Date: July 7, 2008		Date: July 10, 2008