Form 10-Q
period 2008-07-31
Mayflower Bancorp Inc
filed 2008-09-11
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 20, 2008

Common Stock $1.00 par value	2,092,276
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,423	$4,940
Federal funds sold and overnight deposits	2,523	2,975

Total cash and cash equivalents	6,946	7,915
Investment securities:
Securities available-for-sale, at fair value	46,938	51,466
Securities held-to-maturity (fair value of $42,412 and $43,715, respectively)	42,593	43,377

Total investment securities	89,531	94,843
Loans receivable, net	127,221	125,336
Accrued interest receivable	1,164	1,129
Real estate held for investment	312	315
Real estate acquired by foreclosure	637	605
Premises and equipment	10,382	10,469
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	78	209
Deferred income taxes	601	184
Other assets	585	647

Total assets	$239,556	$243,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$201,567	$204,176
Advances and borrowings	17,653	18,659
Advances from borrowers for taxes and insurance	338	162
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	781	755

Total liabilities	220,449	223,862

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued—none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,092,276 at July 31, 2008 and 2,092,028 at April 30, 2008	2,092	2,092
Additional paid-in capital	4,321	4,312
Retained earnings	13,619	13,589
Accumulated other comprehensive income (loss)	(925)	(104)

Total stockholders’ equity	19,107	19,889

Total liabilities and stockholders’ equity	$239,556	$243,751

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended July 31,
	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,035	$2,465
Securities held-to-maturity	487	399
Securities available-for-sale	647	559
Federal funds sold and interest bearing deposits in banks	15	33

Total interest income	3,184	3,456

Interest expense:
Deposits	1,209	1,438
Borrowed funds	182	253

Total interest expense	1,391	1,691

Net interest income	1,793	1,765
Provision for loan losses	—	—

Net interest income after provision for loan losses	1,793	1,765

Noninterest income:
Loan origination and other loan fees	27	34
Customer service fees	184	202
Gain on sales of mortgage loans	19	9
Loss on sales of investment securities	(14)	—
Other	54	55

Total noninterest income	270	300

Noninterest expense:
Compensation and fringe benefits	900	936
Occupancy and equipment	268	267
FDIC assessment	36	6
Data processing	84	70
Other	427	439

Total noninterest expense	1,715	1,718

Income before income taxes	348	347

Provision for income taxes	98	105

Net income	$250	$242

Earnings per share (basic)	$0.12	$0.12

Earnings per share (diluted)	$0.12	$0.11

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617

Net income for the three months ended July 31, 2007	—	—	242	—	242

Other comprehensive income, net of tax:
Change in unrealized loss on securities available- for-sale, net of deferred income taxes of $121,000	—	—	—	(279)	(279)

Total comprehensive income	—	—	—	—	(37)

Cash dividends ($.10 per share)	—	—	(210)	—	(210)

BALANCE, July 31, 2007	$2,096	$4,254	$13,517	$(497)	$19,370

BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889
Net income for the three months ended July 31, 2008	—	—	250	—	250

Other comprehensive income, net of tax:
Change in unrealized loss on securities available- for-sale, net of deferred income taxes of $422,000	—	—	—	(830)	(830)
Reclassification adjustment for losses included in net income, net of deferred income taxes of $5,000	—	—	—	9	9

					(821)

Total comprehensive income	—	—	—	—	(571)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 1,252 shares of Company stock	(1)	(3)	(10)	—	(14)

Cash dividends ($.10 per share)	—	—	(210)	—	(210)

BALANCE, July 31, 2008	$2,092	$4,321	$13,619	$(925)	$19,107

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$3,169	$3,389
Fees and other income received	286	303
Interest paid	(1,396)	(1,674)
Cash paid to suppliers and employees	(1,534)	(1,587)
Income taxes refunded (paid)	33	(27)

Net cash provided by operating activities	558	404

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(1,887)	(4,498)
Purchases of available-for-sale securities	(3,831)	(5,678)
Proceeds from sales, calls, and maturities of available-for-sale securities	7,105	4,094
Purchase of held-to-maturity securities	(3,439)	(3,181)
Proceeds from maturities and calls of held-to-maturity securities	4,205	3,728
Purchase of premises and equipment	(35)	(33)
Other - net	5	18

Net cash provided by (used in) investing activities	2,123	(5,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,609)	(2,100)
Proceeds from advances and borrowings	3,000	5,000
Payments on advances and borrowings	(4,006)	(2,214)
Net increase in advances from borrowers for taxes and insurance	176	6
Issuance of common stock	13	—
Repurchase of Company stock	(14)	—
Dividends paid on common stock	(210)	(210)

Net cash (used in) provided by financing activities	(3,650)	482

Net decrease in cash and cash equivalents	(969)	(4,664)
Cash and cash equivalents - beginning of period	7,915	10,722

Cash and cash equivalents - end of period	$6,946	$6,058

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Three months ended July 31,
	2008	2007
	(In Thousands)
Net income	$250	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	125	126
Provision for loan losses	—	—
Premium amortization	21	18
Amortization of intangible assets	3	3
Deferred income taxes	—	(221)
Loss on sales of investments	14	—
Decrease (increase) in accrued interest receivable	(35)	(86)
Decrease (increase) in prepaid expenses	22	(31)
Decrease (increase) in mortgage servicing rights	25	23
Decrease (increase) in refundable income taxes	131	244
Increase (decrease) in accrued expenses	5	10
Increase (decrease) in accrued income taxes	—	55
Increase (decrease) in accrued interest payable	(5)	18
Increase (decrease) in deferred loan origination fees	2	3

Total adjustments	308	162

Net cash provided by operating activities	$558	$404

SUPPLEMENTAL DISCLOSURES:
Total decrease (increase) in unrealized loss on securities available- for-sale	$(1,238)	$(400)

Loans transferred to real estate acquired by foreclosure	$—	$—

Transfer of allowance for loan losses to allowance for loan losses on off-balance sheet credit exposures	$—	$—

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2008 and 2007

A.	Reorganization and Basis of presentation:

On February 15, 2007, Mayflower Co-operative Bank completed its reorganization into a holding company structure at which time it became a wholly-owned subsidiary of Mayflower Bancorp, Inc. (the “Company”). Each share of Mayflower Co-operative Bank common stock was converted to one share of Mayflower Bancorp, Inc. common stock.

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the year ended April 30, 2008. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Recent Accounting Pronouncements:

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company on May 1, 2008.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. The Company adopted SFAS No. 159 on May 1, 2008, and did not elect to apply fair value to any existing financial instruments.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in SFAS No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2008 and 2007

C.	Fair Value Measurement

As discussed in Note B, SFAS No. 157 was implemented by the Company effective May 1, 2008. SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs as of the measurement date other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means for substantially the full term of the asset.

Level 3: Significant unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability as of the measurement date. These financial instruments do not have two way markets and are measured using management’s best estimate of fair value.

The following is a description of the company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available. If quoted prices are not available, fair values are measured using pricing models.

The company utilizes a third party pricing service to obtain fair values for investment securities. The pricing service utilizes the following method to value the security portfolio.

The securities measured at fair value utilizing Level 1 inputs are marketable equity securities and utilizing Level 2 inputs are corporate debt securities, municipal obligations, U.S. Government and Agency obligations, including mortgage-backed and related securities. The fair values represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others. The Company does not currently have any Level 3 securities in its portfolio.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2008 and 2007

The balances of assets and liabilities measured at fair value on a recurring basis as of July 31, 2008, were as follows:

(In thousands)	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale	$46,938	$1,503	$45,435	$—

D.	Subsequent Event

The Company holds preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in its available-for-sale securities portfolio which, at July 31, 2008, had a cost basis of $930,000 and a market value of $378,000. The Company also owns auction rate preferred stocks issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”), also classified as available-for-sale, which, at July 31, 2008, had a cost basis of $1.0 million and an undetermined market value.

On September 7, 2008, the Federal Housing Finance Agency announced that it was placing Fannie Mae and Freddie Mac under conservatorship. The United States Department of the Treasury is also taking other actions with respect to Fannie Mae and Freddie Mac, including the purchase of preferred stock that would have a rank senior to that of the preferred stock owned by the Company. In addition, the payments of dividends on the preferred securities of the types owned by the Company have been suspended. In light of these events, Mayflower Bancorp, Inc. currently expects that it will in the near future need to record substantial impairment charges with respect to its Fannie Mae and Freddie Mac securities, assuming the market values of these securities do not recover.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. Although the Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements, as a member of The Co-operative Central Bank’s Reserve Fund, the Company also has the right to borrow from that entity’s Reserve Fund for short-term cash needs by pledging certain assets. The Company has not exercised this right for several years.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At July 31, 2008 and April 30, 2008, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory requirements.

Financial Condition:

At July 31, 2008, the Company’s total assets were $239.6 million as compared to $243.8 million at April 30, 2008, a decrease of $4.2 million. During the three months ended July 31, 2008, total investment securities decreased by $5.3 million while net loans receivable increased by $1.9 million. Additionally, cash and cash equivalent balances decreased by $969,000.

During the quarter ended July 31, 2008, the Company focused on increasing its residential mortgage portfolio, offering a favorable priced financing package for purchase money mortgages. As a function of this effort, residential mortgages originated during the quarter ended July 31, 2008 totaled $6.2 million compared to $4.7 million originated for the same period one year ago. During the quarter, the Company sold $647,000 of fixed-rate residential loans in the secondary mortgage market, producing gains of $19,000. This is compared to sales of $479,000 for the prior year period with gains of $9,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $3.3 million increase in residential loan balances as compared to April 30, 2008.

Since April 30, 2008, however, other loan components have decreased. Commercial loans and mortgages decreased by $842,000 or 2.1%, home equity loans and lines of credit decreased by $398,000 or 1.6%, and consumer loan balances decreased by $182,000 or 9.3%. Finally, net construction loan balances outstanding decreased slightly by $52,000 to $6.5 million. In aggregate, net loans outstanding increased by $1.9 million from $125.3 million at April 30, 2008 to $127.2 million at July 31, 2008.

The overall strength of the Company’s loan portfolio will continue to rely heavily on the health of the New England and local economies. In particular, commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of underlying collateral, if any.

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of July 31, 2008, nonperforming assets totaled $1.3 million, compared to $1.2 million at April 30, 2008. At July 31, 2008, nonperforming assets are comprised of nonperforming loans totaling $617,000 and real-estate acquired by foreclosure of $637,000.

At July 31, 2008, the Company’s allowance for loan losses was $1,376,000, which represented 1.08% of net loans receivable at that date. This compares to $1,375,000 at April 30, 2008, which represented 1.10% of net loans receivable. During the quarter, the Company recovered $1,000 in commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at July 31, 2008 and April 30, 2008. This allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $2.6 million from $204.2 million at April 30, 2008 to $201.6 million at July 31, 2008. During the quarter, the Company experienced a decrease of $2.3 million in its checking account balances and a decrease of $651,000 in its certificate of deposit balances. These were offset by increases in savings account balances of $212,000 and money market account balances of $177,000.

Total stockholders’ equity decreased by $782,000 when compared to April 30, 2008. This decrease was due to the payment of a $0.10 per share dividend to shareholders totaling $210,000 and due to an increase in the net unrealized loss on securities available for sale, from an unrealized loss of $104,000 at April 30, 2008 to a net unrealized loss of $925,000 at July 31, 2008. This unrealized loss relates primarily to fluctuations in investment market value occurring since April 30, 2008. Under applicable accounting rules, if in the future it is determined that the decline in the market value of individual securities is other than temporary, the Company would be required to recognize losses in its Consolidated Statements of Income. See “Critical Accounting Policies – Other Than Temporarily Impaired Investment Securities”. Net income for the quarter totaling $250,000 partially offset these decreases in total stockholders’ equity. Finally, stockholders equity increased by $13,000 due to the exercise of employee stock options and decreased by $14,000 due to the repurchase of Company shares. The stockholders’ equity to assets ratio was 7.98% at July 31, 2008 as compared to 8.16% at April 30, 2008.

The Company holds preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) in its available-for-sale securities portfolio which, at July 31, 2008, had a cost basis of $930,000 and a market value of $378,000. The Company also owns auction rate preferred stocks issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”), also classified as available-for-sale, which, at July 31, 2008, had a cost basis of $1.0 million and an undetermined market value.

On September 7, 2008, the Federal Housing Finance Agency announced that it was placing Fannie Mae and Freddie Mac under conservatorship. The United States Department of the Treasury is also taking other actions with respect to Fannie Mae and Freddie Mac, including the purchase of preferred stock that would have a rank senior to that of the preferred stock owned by the Company. In addition, the payments of dividends on the preferred securities of the types owned by the Company have been suspended. In light of these events, Mayflower Bancorp, Inc. currently expects that it will in the near future need to record substantial impairment charges with respect to its Fannie Mae and Freddie Mac securities, assuming the market values of these securities do not recover.

Results of Operations:

Comparison of the three months ended July 31, 2008 and July 31, 2007.

General:

Net income for the three months ended July 31, 2008 was $250,000 compared with net income of $242,000 for the three months ended July 31, 2007, an increase of $8,000 or 3.3%. Net interest income increased by $28,000, total non-interest income decreased by $30,000, and total non-interest expense decreased by $3,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended July 31, 2008, the Company’s net interest margin increased from 3.11% to 3.19%. This increase in net interest margin is partially the result of the maturity of shorter-term certificates of deposit repricing into lower rates.

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

	Three months ended July 31,
	2008			2007
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$127,156	$2,035	6.40%	$140,810	$2,465	7.00%
Investment securities	94,633	1,134	4.79%	83,959	958	4.56%
Short-term investments and interest bearing deposits in banks	3,220	15	1.86%	2,597	33	5.08%

All interest-earning assets	$225,009	$3,184	5.66%	$227,366	$3,456	6.08%

Interest-bearing liabilities:
Deposits	202,639	1,209	2.39%	199,332	1,438	2.89%
Borrowed funds	17,711	182	4.11%	21,508	253	4.71%

All interest-bearing liabilities	$220,350	1,391	2.53%	$220,840	1,691	3.06%

Net interest income		$1,793			$1,765

Weighted average interest rate spread (2)			3.13%			3.02%

Net interest margin			3.19%			3.11%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended July 31,
	2007 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(430)	$(239)	$(211)	$20
Investment securities	176	122	48	6
Short-term investments	(18)	8	(21)	(5)

Total	(272)	(109)	(184)	21

Interest expense:
Deposits	(229)	24	(249)	(4)
Borrowed funds	(71)	(45)	(32)	6

Total	(300)	(21)	(281)	2

Increase (decrease) in net interest and dividend income	$28	$(88)	$97	$19

Interest and Dividend Income:

Total interest and dividend income decreased by $272,000, or 7.9%, for the three months ended July 31, 2008. Interest income from loans decreased by $430,000. This decrease was due to a decrease of $13.7 million in the average balance of loans outstanding, coupled with a decrease in the average rate earned on loans from 7.00% to 6.40% on an annualized basis. Interest and dividend income on investment securities increased by $176,000 as a result of an increase of $10.7 million in the average balance of investments and augmented by an increase in the average yield earned, from 4.56% in the 2007 quarter to 4.79% in the 2008 quarter. Interest on short-term investments decreased by $18,000 due to a decrease in the average yield earned, from 5.08% in the 2007 quarter to 1.86% in the 2008 quarter, offset by an increase of $623,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $300,000, or 17.7%, to $1.4 million for the three months ended July 31, 2008. Interest expense on deposits decreased by $229,000 as a result of a decrease in the average rate paid, from 2.89% to 2.39%, offset by an increase of $3.3 million in the average balance of deposits. Interest expense on borrowed funds decreased by $71,000, or 28.1%, for the three months ended July 31,

2008. This decrease was due to a decrease of $3.8 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.71% in the July 2007 three-month period to 4.11% in the July 2008 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended July 31, 2008 and the quarter ended July 31, 2007. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $30,000, or 10.0%, for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007. This decrease was due in part to a loss of $14,000 in sales of investment securities, a decrease of $18,000 in customer service fees, a decrease of $7,000 in loan origination and other loan fees, and a decrease of $1,000 in other income. These decreases were offset by an increase in gains on sales of mortgages of $10,000.

Non-interest Expense:

Non-interest expense decreased by $3,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007. Compensation and fringe benefit expense decreased by $36,000 and other expenses decreased by $30,000 as a result of efforts to control expenses. However, FDIC assessment expense increased by $30,000 due to the scheduled resumption of FDIC insurance premiums, and losses and expenses of foreclosed real estate increased by $18,000. Finally, data processing expense increased by $14,000 and occupancy and equipment expense increased by $1,000.

Provision for Income Taxes:

The provision for income taxes decreased by $7,000 for the three months ended July 31, 2008 when compared to the three months ended July 31, 2007, primarily due to a decrease in state income taxes. Effective income tax rates were 28.2% and 30.3% respectively in the 2008 and 2007 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

	July 31, 2008	April 30, 2008	July 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$617	$617	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$617	$617	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	0.48%	0.49%	—
Total assets	0.26%	0.25%	—

Non-performing assets
**Non-accrual loans	$617	$617	$—
Real estate acquired by foreclosure	637	605	—

	$1,254	$1,222	$—

Non-performing assets as a percentage of:
Net loans receivable	0.99%	0.97%	—
Total assets	0.52%	0.50%	—

Allowance for loan losses	$1,376	$1,375	$1,674
Allowance for loan losses as a percentage of Non-performing loans	223.01%	222.85%	—
Allowance for loan losses as a percentage of net loans	1.08%	1.10%	1.18%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

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

PART II

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
May 1-31, 2008	—	—	—	92,621
June 1-30, 2008	556	11.19	556	92,065
July 1-31, 2008	696	11.01	696	91,369
TOTAL	13,423	11.90	13,423	91,369

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: September 10, 2008

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)