Form 10-Q
period 2008-10-31
Mayflower Bancorp Inc
filed 2008-12-11
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 26, 2008

Common Stock $1.00 par value	2,088,262
(Title of class)	(Shares outstanding)

PART I—FINANCIAL INFORMATION

ITEM I—Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,975	$4,940
Federal funds sold and overnight deposits	6,418	2,975

Total cash and cash equivalents	11,393	7,915
Investment securities:
Securities available-for-sale, at fair value	45,470	51,466
Securities held-to-maturity (fair value of $39,518 and $43,715, respectively)	39,902	43,377

Total investment securities	85,372	94,843
Loans receivable, net	127,090	125,336
Accrued interest receivable	1,041	1,129
Real estate held for investment	309	315
Real estate acquired by foreclosure	317	605
Premises and equipment	10,462	10,469
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	204	209
Deferred income taxes	1,099	184
Other assets	571	647

Total assets	$239,957	$243,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$203,119	$204,176
Advances and borrowings	17,598	18,659
Advances from borrowers for taxes and insurance	279	162
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	813	755

Total liabilities	221,919	223,862

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued—none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,088,262 at October 31, 2008 and 2,092,028 at April 30, 2008	2,088	2,092
Additional paid-in capital	4,315	4,312
Retained earnings	12,480	13,589
Accumulated other comprehensive income (loss)	(845)	(104)

Total stockholders’ equity	18,038	19,889

Total liabilities and stockholders’ equity	$239,957	$243,751

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,057	$2,347	$4,092	$4,812
Securities held-to-maturity	484	425	971	824
Securities available-for-sale	600	593	1,247	1,152
Federal funds sold & interest bearing deposits in banks	16	60	31	93

Total interest income	3,157	3,425	6,341	6,881

Interest expense:
Deposits	1,118	1,483	2,327	2,921
Borrowed funds	177	251	359	504

Total interest expense	1,295	1,734	2,686	3,425

Net interest income	1,862	1,691	3,655	3,456
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,862	1,691	3,655	3,456

Noninterest income:
Loan origination and other loan fees	52	35	79	69
Customer service fees	200	178	384	380
Gain on sales of mortgage loans	45	56	64	65
(Losses) gains on sales and writedowns of investment securities	(1,930)	3	(1,944)	3
Other	56	54	110	109

Total noninterest income	(1,577)	326	(1,307)	626

Noninterest expense:
Compensation and fringe benefits	920	908	1,820	1,844
Occupancy and equipment	263	257	531	524
FDIC assessment	35	6	71	12
Data processing	85	75	169	145
Other real-estate owned expense	115	—	133	—
Other	428	411	837	850

Total noninterest expense	1,846	1,657	3,561	3,375

Income before income taxes	(1,561)	360	(1,213)	707
Provision for income taxes	(654)	104	(556)	209

Net (loss) income	$(907)	$256	$(657)	$498

(Loss) earnings per share (basic)	$(0.44)	$0.12	$(0.32)	$0.24

(Loss) earnings per share (diluted)	$(0.44)	$0.12	$(0.32)	$0.23

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617

Net income for the six months ended October 31, 2007	—	—	498	—	498

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $26,000	—	—	—	(93)	(93)
Reclassification adjustment for losses included in net income, net of deferred income taxes of $1,000	—	—	—	(2)	(2)

					(95)

Total comprehensive income	—	—	—	—	403

Issuance of 2,100 shares $1 par value common stock	2	19	—	—	21

Purchase of 1,450 shares of Company stock	(1)	(16)	—	—	(17)

Cash dividends ($.20 per share)	—	—	(419)	—	(419)

BALANCE, October 31, 2007	$2,097	$4,257	$13,564	$(313)	$19,605

BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889

Net loss for the six months ended October 31, 2008	—	—	(657)	—	(657)

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $1,033,000	—	—	—	(2,029)	(2,029)

Reclassification adjustment for losses included in net income, net of deferred income taxes of $656,000	—	—	—	1,288	1,288

					(741)

Total comprehensive income	—	—	—	—	(1,398)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 5,266 shares of Company stock	(5)	(9)	(34)	—	(48)

Cash dividends ($.20 per share)	—	—	(418)	—	(418)

BALANCE, October 31, 2008	$2,088	$4,315	$12,480	$(845)	$18,038

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$6,465	$6,875
Fees and other income received	630	614
Interest paid	(2,684)	(3,431)
Cash paid to suppliers and employees	(3,105)	(3,115)
Income taxes refunded (paid)	23	(236)

Net cash provided by operating activities	1,329	707

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(1,747)	2,421
Purchases of available-for-sale securities	(7,832)	(11,324)
Proceeds from sales, calls, and maturities of available-for-sale securities	10,762	9,255
Purchase of held-to-maturity securities	(3,939)	(8,690)
Proceeds from maturities and calls of held-to-maturity securities	7,382	7,485
Net cash received from real-estate acquired by foreclosure	188	—
Purchase of premises and equipment	(234)	(77)
Other—net	23	(137)

Net cash provided by (used in) investing activities	4,603	(1,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,057)	871
Proceeds from advances and borrowings	3,000	7,000
Payments on advances and borrowings	(4,061)	(8,429)
Net increase in advances from borrowers for taxes and insurance	117	117
Issuance of common stock	13	21
Repurchase of Company stock	(48)	(17)
Dividends paid on common stock	(418)	(419)

Net cash used in financing activities	(2,454)	(856)

Net increase (decrease) in cash and cash equivalents	3,478	(1,216)
Cash and cash equivalents—beginning of period	7,915	10,722

Cash and cash equivalents—end of period	$11,393	$9,506

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net (Loss) Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Six months ended October 31,
	2008	2007
	(In Thousands)
Net (loss) income	$(657)	$498

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	248	251
Loss on other real estate owned	100	—
Allowance for losses on off balance sheet items	—	(20)
Premium amortization	35	23
Amortization of intangible assets	7	7
Deferred income taxes	(538)	(221)
Losses (gains) on sales & writedowns of investments	1,944	(3)
Decrease (increase) in accrued interest receivable	88	(29)
Decrease (increase) in prepaid expenses	27	(54)
Decrease (increase) in mortgage servicing rights	36	12
Decrease (increase) in refundable income taxes	5	195
Increase (decrease) in accrued expenses	38	64
Increase (decrease) in accrued interest payable	3	(6)
Increase (decrease) in deferred loan origination fees	(7)	(10)

Total adjustments	1,986	209

Net cash provided by operating activities	$1,329	$707

SUPPLEMENTAL DISCLOSURES:
Total increase in unrealized loss on securities available-for-sale	$(1,118)	$(122)

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the implementation of this standard will have a material impact on its consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at October 31, 2008 and April 30, 2008 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	October 31, 2008
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$5,496	$15	$(5)	$5,506
Corporate debt securities	1,000	—	(576)	424
Municipal obligations	1,990	11	(35)	1,966
Mortgage-backed and related securities	36,262	163	(452)	35,973
Trust preferred securities	750	—	(296)	454
Marketable equity securities	1,247	95	(195)	1,147

	$46,745	$284	$(1,559)	$45,470

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$6,997	$19	$(69)	$6,947
Municipal obligations	3,271	15	(87)	3,199
Mortgage-backed and related securities	29,634	81	(343)	29,372

	$39,902	$115	$(499)	$39,518

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2008
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$6,595	$50	$—	$6,645
Corporate debt securities	1,500	—	(139)	1,361
Municipal obligations	1,994	36	—	2,030
Mortgage-backed and related securities	36,611	526	(42)	37,095
Trust preferred securities	750	—	(55)	695
Marketable equity securities	4,173	—	(533)	3,640

	$51,623	$612	$(769)	$51,466

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$11,011	$93	$—	$11,104
Municipal obligations	3,275	61	—	3,336
Mortgage-backed and related securities	29,091	258	(74)	29,275

	$43,377	$412	$(74)	$43,715

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2008 and 2007

D.	Fair Value Measurement

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

The balances of assets and liabilities measured at fair value on a recurring basis as of October 31, 2008, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$45,470	$1,552	$43,918	$—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2—Management’s Discussion and Analysis of Financial condition and Results of Operations

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

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in their analysis of which might be classified as other-than-temporarily impaired securities including industry analyst reports, sector credit ratings, volatility in market price and other relevant information such as financial condition, earnings capacity and near term prospects of the issuing company and the length of time and extent to which the market value has been less than cost.

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. The Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements and this management program has proven to be successful toward that end. As a member of The Co-operative Central Bank’s Reserve Fund, the Company also has the right to borrow from that entity’s Reserve Fund for short-term cash needs by pledging certain assets. The Company has not exercised this right for several years.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments and requirements. At October 31, 2008 and April 30, 2008, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory requirements.

Financial Condition:

At October 31, 2008, the Company’s total assets were $240.0 million as compared to $243.8 million at April 30, 2008, a decrease of $3.8 million. During the six months ended October 31, 2008, total investment securities decreased by $9.5 million while net loans receivable increased by $1.8 million. Additionally, cash and cash equivalent balances increased by $3.5 million.

During the six months ended October 31, 2008, the Company focused on increasing its residential mortgage portfolio, offering a favorably priced financing package for purchase money mortgages. As a function of this effort, residential mortgages originated during the six months ended October 31, 2008 totaled $9.5 million compared to $7.1 million originated for the same period one year ago. During the period, the Company sold $2.5 million of fixed-rate residential loans in the secondary mortgage market, generating gains of $64,000. This is compared to sales of $4.5 million for the prior year period with gains of $65,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $2.0 million increase in residential loan balances as compared to April 30, 2008.

Additionally, since April 30, 2008, commercial loan and commercial mortgage balances have increased by $2.0 million or 4.9%. During the same six-month period, net construction loan balances outstanding decreased by $1.4 million or 27.3% as the Company continued to deemphasize the origination of new construction loans, and as properties securing existing loans have been sold. Finally, home equity loans and lines of credit decreased by $667,000 or 2.7%, and consumer loan balances decreased by $196,000 or 10.2%. In aggregate, net loans outstanding increased by $1.8 million from $125.3 million at April 30, 2008 to $127.1 million at October 31, 2008.

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

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of October 31, 2008, nonperforming assets totaled $317,000, compared to $1.2 million at April 30, 2008. At October 31, 2008, nonperforming assets were comprised of real-estate acquired by foreclosure totaling $317,000. The Company had no nonperforming loans as of that date.

At October 31, 2008, the Company’s allowance for loan losses was $1,378,000, which represented 1.08% of net loans receivable at that date. This compares to $1,375,000 at April 30, 2008, which represented 1.10% of net loans receivable. During the quarter, the Company recovered $3,000 in commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses for off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at October 31, 2008 and April 30, 2008. This allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $1.1 million from $204.2 million at April 30, 2008 to $203.1 million at October 31, 2008. During the quarter, the Company experienced a decrease of $3.0 million in its certificate of deposit balances, offset by increases of $885,000 in money market account balances, $684,000 in checking account balances and $374,000 in savings account balances.

Total stockholders’ equity decreased by $1.9 million when compared to April 30, 2008. This decrease was due to the payment of dividends to shareholders totaling $0.20 per share or $418,000 and due to an increase in the net unrealized loss on securities available for sale, from a net unrealized loss of $104,000 at April 30, 2008 to a net unrealized loss of $845,000 at October 31, 2008. This unrealized loss relates primarily to fluctuations in investment market values occurring since April 30, 2008. The net loss of $657,000 for the six months ended October 31, 2008 added to these decreases in total stockholders’ equity. Finally, stockholders equity increased by $13,000 due to the exercise of employee stock options and decreased by $48,000 due to the repurchase of Company shares. The stockholders’ equity to assets ratio was 7.52% at October 31, 2008 as compared to 8.16% at April 30, 2008.

During the quarter ended October 31, 2008, the company recorded a gross other-than-temporary impairment charge of $1.9 million relating to its investment in preferred stock and auction rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Associate (“Fannie Mae”). The net after tax impact to earnings as a result of this charge was $1.2 million.

Results of Operations:

Comparison of the three months ended October 31, 2008 and October 31, 2007.

General:

The net loss for the three months ended October 31, 2008 was $907,000 compared with net income of $256,000 for the three months ended October 31, 2007, a decrease of $1.2 million. Net interest income increased by $171,000, total non-interest income decreased by $1.9 million, and total non-interest expense increased by $189,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended October 31, 2008, the Company’s net interest margin increased from 2.96% to 3.32%. This increase in net interest margin is primarily the result of higher cost certificates of deposit repricing into lower rates at their maturity, and to a lesser degree, due to the receipt of interest totaling $27,000 from a loan previously classified as non-performing.

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

			Three months ended October 31,
	2008			2007
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$127,276	$2,057	6.46%	$137,817	$2,347	6.81%
Investment securities	91,550	1,084	4.74%	85,565	1,018	4.76%
Short-term investments and interest bearing deposits in banks	5,265	16	1.22%	4,857	60	4.94%

All interest-earning assets	$224,091	$3,157	5.64%	$228,239	$3,425	6.00%

Interest-bearing liabilities:
Deposits	202,770	1,118	2.21%	200,859	1,483	2.95%
Borrowed funds	17,635	177	4.01%	21,162	251	4.74%

All interest-bearing liabilities	$220,405	1,295	2.35%	$222,021	1,734	3.12%

Net interest income		$1,862			$1,691

Weighted average interest rate spread (2)			3.29%			2.88%

Net interest margin			3.32%			2.96%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

The effect on net interest income due to changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided in the table below on changes for the period indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance) and (3) the combined effect of changes in interest rates and volume (change in yield multiplied by change in average balance).

	Three months ended October 31,
	2007 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(290)	$(179)	$(120)	$9
Investment securities	66	71	(5)	—
Short-term investments	(44)	5	(45)	(4)

Total	(268)	(103)	(170)	5

Interest expense:
Deposits	(365)	14	(375)	(4)
Borrowed funds	(74)	(42)	(39)	7

Total	(439)	(28)	(414)	3

Increase (decrease) in net interest and dividend income	$171	$(75)	$244	$2

Interest and Dividend Income:

Total interest and dividend income decreased by $268,000, or 7.8%, for the three months ended October 31, 2008. Interest income from loans decreased by $290,000. This decrease was due to a decrease of $10.5 million in the average balance of loans outstanding, coupled with a decrease in the average rate earned on loans from 6.81% to 6.46% on an annualized basis. Interest and dividend income on investment securities increased by $66,000 as a result of an increase of $6.0 million in the average balance of investments, offset by a slight decrease in the average yield earned, from 4.76% in the 2007 quarter to 4.74% in the 2008 quarter. Interest on short-term investments decreased by $44,000 due to a decrease in the average yield earned, from 4.94% in the 2007 quarter to 1.22% in the 2008 quarter, offset by an increase of $408,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $439,000, or 25.3%, to $1.3 million for the three months ended October 31, 2008. Interest expense on deposits decreased by $365,000 as a result of a decrease in the average rate paid, from 2.95% to 2.21%, offset by an increase of $1.9 million in the average balance of deposits. Interest expense on borrowed funds decreased by $74,000, or 29.5%, for the three months ended October

31, 2008. This decrease was due to a decrease of $3.5 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.74% in the October 2007 three-month period to 4.01% in the October 2008 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended October 31, 2008 and the quarter ended October 31, 2007. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. While management uses available information to evaluate these risks, future additions to the allowance may be necessary based on a number of factors including among others, higher levels of non-performing loans and changes in economic conditions.

Non-interest Income:

Non-interest income decreased by $1.9 million for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. This decrease was due to an other-than-temporary impairment charge of $1.9 million relating to the Company’s investment in preferred stock and auction rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Associate (“Fannie Mae”) recording during the 2008 quarter.

Excluding the other-than-temporary impairment charge, non-interest income increased by $27,000 for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. This was due to an increase of $22,000 in customer service fees and is a result of increased return check fees and ATM surcharge income. Additionally, loan origination and other loan fees increased by $17,000 and other income increased by $2,000. These were offset by a decrease of $11,000 in gains on sales of loans and a decrease of $3,000 in gains on sales of investments.

Non-interest Expense:

Non-interest expense increased by $189,000 for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007. During the quarter ended October 31, 2008, the Company reduced the carrying balance of its foreclosed property by recording a charge of $100,000 and incurred carrying related expenses of $15,000 for that property. Additionally, FDIC assessment expense increased by $29,000 due to the scheduled resumption of FDIC insurance premiums. Finally, compensation and fringe benefit expense increased by $12,000, occupancy and equipment expense increased by $6,000, data processing expense increased by $10,000, and other expenses increased by $17,000.

Provision for Income Taxes:

The provision for income taxes decreased by $758,000 for the three months ended October 31, 2008 when compared to the three months ended October 31, 2007, due to the net loss recorded in the October 2008 period. Effective income tax rates were 41.9% and 28.9% respectively in the 2008 and 2007 periods. The lower effective tax rate in comparison to statutory rates for the 2007 period is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the six months ended October 31, 2008 and October 31, 2007.

General:

The net loss for the six months ended October 31, 2008 was $657,000 compared with net income of $498,000 for the six months ended October 31, 2007, a decrease of $1.2 million. Net interest income increased by $199,000, total non-interest income decreased by $1.9 million, and total non-interest expense increased by $186,000.

During the six months ended October 31, 2008, the Company’s net interest margin increased from 3.03% to 3.26%. This margin increase is primarily the result of the repricing of certificate of deposit accounts into lower yielding instruments.

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

			Six months ended October 31,
	2008			2007
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$127,216	$4,092	6.43%	$139,314	$4,812	6.91%
Investment securities	93,092	2,218	4.77%	84,762	1,976	4.66%
Short-term investments and interest bearing deposits in banks	4,242	31	1.46%	3,727	93	4.99%

All interest-earning assets	$224,550	$6,341	5.65%	$227,803	$6,881	6.04%

Interest-bearing liabilities:
Deposits	202,705	2,327	2.30%	200,096	2,921	2.92%
Borrowed funds	17,673	359	4.06%	21,335	504	4.72%

All interest-bearing liabilities	$220,378	2,686	2.44%	$221,431	3,425	3.09%

Net interest income		$3,655			$3,456

Weighted average interest rate spread (2)			3.21%			2.95%

Net interest margin			3.26%			3.03%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

The effect on net interest income due to changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided in the table below on changes for the period indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance) and (3) the combined effect of changes in interest rates and volume (change in yield multiplied by change in average balance).

	Six months ended October 31,
	2007 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(720)	$(418)	$(331)	$29
Investment securities	242	194	44	4
Short-term investments	(62)	13	(66)	(9)

Total	(540)	(211)	(353)	24

Interest expense:
Deposits	(594)	38	(624)	(8)
Borrowed funds	(145)	(86)	(71)	12

Total	(739)	(48)	(695)	4

Increase (decrease) in net interest and dividend income	$199	$(163)	$342	$20

Interest and Dividend Income:

Interest and dividend income decreased by $540,000 or 7.8% to $6.3 million for the six months ended October 31, 2008 from $6.9 million for the six months ended October 31, 2007. Interest income from loans decreased by $720,000. This decline was due to a decrease of $12.1 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.91% to 6.43% on an annualized basis. Interest and dividend income on investment securities increased by $242,000 as a result of an increase in the average yield earned, from 4.66% in 2007 to 4.77% in 2008, coupled with an increase of $8.3 million in the average balance of investments. Interest on short-term investments decreased by $62,000 as a result of a decrease in the average yield earned, from 4.99% in the 2007 six-month period to 1.46% in the 2008 six-month period, offset by an increase of $515,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $739,000 or 21.6% to $2.7 million for the six months ended October 31, 2008 from $3.4 million for the six months ended October 31, 2007. Interest expense on deposits decreased by $594,000 or 20.3% as a result of a decrease in the average rate paid, from 2.92% in the 2007 6-month period to 2.30% in the 2008 6-month period, offset by an increase of $2.6 million in the average balance of deposits. Interest expense on borrowed funds decreased by $145,000 or 28.8% for the six months ended October 31, 2008. This decrease was due to a decrease in the average balance of borrowed funds, from $21.3 million in the 2007 six-month period to $17.7 million in the 2008 six-month period coupled with a decrease in the average rate paid on borrowed funds, from 4.72% in the October 2007 six-month period to 4.06% in the October 2008 six-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the six months ended October 31, 2008 and October 31, 2007. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $1.9 million for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007. This decrease was primarily due to an other-than-temporary impairment charge of $1.9 million relating to the Company’s investment in preferred stock and auction rate preferred stock issued by Freddie Mac and Fannie Mae recording during the 2008 quarter.

Excluding the other-than-temporary impairment charge, non-interest income decreased by $3,000 for the six months ended October 31, 2008 as compared to the three months ended October 31, 2007. This was due to a decrease of $17,000 in gains/losses on sales of investments, from a gain of $3,000 in the 2007 six-month period to a loss of $14,000 in the 2008 six-month period, and due to a decrease of $1,000 in gains on sales of loans. These were offset by an increase of $10,000 in loan origination and other loan fees, and increase of $4,000 in customer service fees and an increase of $1,000 in other income.

Non-interest Expense:

Non-interest expense increased by $186,000 for the six months ended October 31, 2008 as compared to the six months ended October 31, 2007, primarily as a result of an increase of $133,000 in real estate owned expense. During the six months ended October 31, 2008, the Company reduced the carrying balance of its foreclosed property by recording a charge of $100,000 and incurred carrying related expenses of $33,000. Additionally, FDIC assessment expense increased by $59,000 due to the scheduled resumption of FDIC insurance premiums. Finally, occupancy and equipment expense increased by $7,000 and data processing expense increased by $24,000. These were offset by a decrease of $24,000 in salary and benefit expense and by a decrease of $13,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes decreased by $765,000 for the six months ended October 31, 2008 when compared to the six months ended October 31, 2007 due to the net loss before taxes recorded in the October 2008 6-month period. Effective income tax rates were 45.8% and 29.6% respectively in the 2008 and 2007 periods. The lower effective tax rate in comparison to statutory rates for the 2007 period is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

	October 31, 2008	April 30, 2008	October 31, 2007
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$—	$617	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$—	$617	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	—	0.49%	—
Total assets	—	0.25%	—

Non-performing assets
**Non-accrual loans	$—	$617	$1,081
Real estate acquired by foreclosure	317	605	—

	$317	$1,222	$1,081

Non-performing assets as a percentage of:
Net loans receivable	0.25%	0.97%	0.80%
Total assets	0.13%	0.50%	0.45%

Allowance for loan losses	$1,378	$1,375	$1,377

Allowance for loan losses as a percentage of Non-performing loans	N/A	222.85%	127.38%
Allowance for loan losses as a percentage of net loans	1.08%	1.10%	1.02%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
August 1-31, 2008	—	$—	—	91,369
September 1-30, 2008	2,361	8.89	2,361	89,008
October 1-31, 2008	1,653	7.70	1,653	87,355
TOTAL	17,437	$11.10	17,437	87,355

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.T.	Submission of Matters to a Vote of Security Holders

On August 26, 2008, the Company held its Annual Meeting of Stockholders. The item on the agenda was the election of three directors. The results were:

Nominees	Votes For	Votes Withheld
Paul R. Callan	1,648,235	111,416
M. Sandra Fleet	1,675,658	83,993
William H. Fuller	1,662,825	96,826

There were no broker non-votes on the matter.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: December 8, 2008

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)