Form 10-Q
period 2009-01-31
Mayflower Bancorp Inc
filed 2009-03-13
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 26, 2009

Common Stock $1.00 par value	2,088,262
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,570	$4,940
Federal funds sold and overnight deposits	5,446	2,975

Total cash and cash equivalents	13,016	7,915
Investment securities:
Securities available-for-sale, at fair value	45,065	51,466
Securities held-to-maturity (fair value of $37,202 and $43,715, respectively)	36,437	43,377

Total investment securities	81,502	94,843
Loans receivable, net	132,100	125,336
Accrued interest receivable	1,004	1,129
Real estate held for investment	306	315
Real estate acquired by foreclosure	378	605
Premises and equipment	11,270	10,469
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	—	209
Deferred income taxes	1,124	184
Other assets	653	647

Total assets	$243,452	$243,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$206,971	$204,176
Advances and borrowings	15,893	18,659
Advances from borrowers for taxes and insurance	342	162
Accrued income taxes	107	—
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	909	755

Total liabilities	224,332	223,862

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,088,262 at January 31, 2009 and 2,092,028 at April 30, 2008	2,088	2,092
Additional paid-in capital	4,315	4,312
Retained earnings	12,658	13,589
Accumulated other comprehensive income (loss)	59	(104)

Total stockholders’ equity	19,120	19,889

Total liabilities and stockholders’ equity	$243,452	$243,751

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$2,050	$2,260	$6,142	$7,072
Securities held-to-maturity	458	446	1,429	1,270
Securities available-for-sale	591	610	1,838	1,762
Federal funds sold & interest bearing deposits in banks	2	59	33	152

Total interest income	3,101	3,375	9,442	10,256

Interest expense:
Deposits	1,060	1,489	3,387	4,410
Borrowed funds	170	213	529	717

Total interest expense	1,230	1,702	3,916	5,127

Net interest income	1,871	1,673	5,526	5,129

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,871	1,673	5,526	5,129

Noninterest income:
Loan origination and other loan fees	50	25	129	94
Customer service fees	160	167	544	547
Gain on sales of mortgage loans	217	96	281	161
(Losses) gains on sales and writedowns of investment securities	—	28	(1,944)	31
Other	57	82	167	191

Total noninterest income	484	398	(823)	1,024

Noninterest expense:
Compensation and fringe benefits	908	884	2,728	2,728
Occupancy and equipment	279	277	810	801
FDIC assessment	51	5	122	17
Data processing	91	78	260	223
Other real-estate owned expense	12	—	145	—
Other	425	413	1,262	1,263

Total noninterest expense	1,766	1,657	5,327	5,032

Income before income taxes	589	414	(624)	1,121

Provision for income taxes	202	125	(354)	334

Net income (loss)	$387	$289	$(270)	$787

Earnings (loss) per share (basic)	$0.19	$0.14	$(0.13)	$0.38

Earnings (loss) per share (diluted)	$0.19	$0.14	$(0.13)	$0.37

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2007	$2,096	$4,254	$13,485	$(218)	$19,617

Net income for the nine months ended January 31, 2008	—	—	787	—	787

Other comprehensive income, net of tax:
Change in unrealized gain/loss on securities available-for-sale, net of deferred income taxes of $259,000	—	—	—	471	471
Reclassification adjustment for gains included in net income, net of deferred income taxes of $10,000	—	—	—	(21)	(21)

					450

Total comprehensive income	—	—	—	—	1,237

Issuance of 8,343 shares $1 par value common stock	8	78	—	—	86

Purchase of 7,400 shares of Company stock	(7)	(82)	—	—	(89)

Cash dividends ($.30 per share)	—	—	(629)	—	(629)

BALANCE, January 31, 2008	$2,097	$4,250	$13,643	$232	$20,222

BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889

Net loss for the nine months ended January 31, 2009	—	—	(270)	—	(270)

Other comprehensive income, net of tax:
Change in unrealized gain/loss on securities available-for-sale, net of deferred income taxes of $573,000	—	—	—	(1,125)	(1,125)
Reclassification adjustment for losses included in net income, net of deferred income taxes of $656,000	—	—	—	1,288	1,288

					163

Total comprehensive income	—	—	—	—	(107)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 5,266 shares of Company stock	(5)	(9)	(34)	—	(48)

Cash dividends ($.30 per share)	—	—	(627)	—	(627)

BALANCE, January 31, 2009	$2,088	$4,315	$12,658	$59	$19,120

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$9,603	$10,268
Fees and other income received	1,097	952
Interest paid	(3,907)	(5,134)
Cash paid to suppliers and employees	(4,793)	(4,638)
Income taxes paid	(353)	(350)

Net cash provided by operating activities	1,647	1,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(6,739)	8,241
Purchases of available-for-sale securities	(9,316)	(17,706)
Proceeds from sales, calls, and maturities of available-for-sale securities	14,019	15,410
Purchases of held-to-maturity securities	(4,945)	(14,515)
Proceeds from maturities and calls of held-to-maturity securities	11,848	10,125
Net cash received from real-estate acquired by foreclosure	127	—
Purchase of premises and equipment	(1,161)	(1,736)
Other - net	74	163

Net cash provided by (used in) investing activities	3,907	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,795	2,028
Proceeds from advances and borrowings	3,000	10,000
Payments on advances and borrowings	(5,766)	(11,645)
Net increase (decrease) in advances from borrowers for taxes and insurance	180	(26)
Issuance of common stock	13	86
Repurchase of Company stock	(48)	(89)
Dividends paid on common stock	(627)	(629)

Net cash used in financing activities	(453)	(275)

Net increase in cash and cash equivalents	5,101	805

Cash and cash equivalents - beginning of period	7,915	10,722

Cash and cash equivalents - end of period	$13,016	$11,527

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net (Loss) Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Nine months ended January 31,
	2009	2008
	(In Thousands)
Net (loss) income	$(270)	$787

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	369	375
Loss on other real estate owned	100	—
Allowance for losses on off balance sheet items	—	(20)
Premium amortization	37	30
Amortization of intangible assets	11	11
Deferred income taxes	(1,023)	(221)
Losses (gains) on sales & writedowns of investments	1,944	(31)
Decrease (increase) in accrued interest receivable	125	(19)
Decrease (increase) in prepaid expenses	(29)	(56)
Decrease (increase) in mortgage servicing rights	1	2
Decrease (increase) in refundable income taxes	209	205
Increase (decrease) in accrued expenses	82	83
Increase (decrease) in accrued income taxes	107	—
Increase (decrease) in accrued interest payable	9	(7)
Increase (decrease) in deferred loan origination fees	(25)	(41)

Total adjustments	1,917	311

Net cash provided by operating activities	$1,647	$1,098

SUPPLEMENTAL DISCLOSURES:
Total decrease in unrealized loss/increase in unrealized gain on securities available-for-sale	$246	$699

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2009 and 2008

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

January 31, 2009 and 2008

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at January 31, 2009 and April 30, 2008 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	January 31, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$3,997	$48	$—	$4,045
Corporate debt securities	1,000	—	(534)	466
Municipal obligations	1,988	83	—	2,071
Mortgage-backed and related securities	36,094	1,006	(8)	37,092
Trust preferred securities	750	—	(451)	299
Marketable equity securities	1,147	38	(93)	1,092

	$44,976	$1,175	$(1,086)	$45,065

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$4,816	$50	$(8)	$4,858
Municipal obligations	3,269	89	(13)	3,345
Mortgage-backed and related securities	28,352	654	(7)	28,999

	$36,437	$793	$(28)	$37,202

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2008
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$6,595	$50	$—	$6,645
Corporate debt securities	1,500	—	(139)	1,361
Municipal obligations	1,994	36	—	2,030
Mortgage-backed and related securities	36,611	526	(42)	37,095
Trust preferred securities	750	—	(55)	695
Marketable equity securities	4,173	—	(533)	3,640

	$51,623	$612	$(769)	$51,466

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$11,011	$93	$—	$11,104
Municipal obligations	3,275	61	—	3,336
Mortgage-backed and related securities	29,091	258	(74)	29,275

	$43,377	$412	$(74)	$43,715

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2009 and 2008

D.	Fair Value Measurement

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

The balances of assets and liabilities measured at fair value on a recurring basis as of January 31, 2009, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$45,065	$—	$45,065	$—

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

Allowance for Loan Losses:

A provision for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for potential loan losses, a key factor is the current adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans deemed to be impaired or potentially impaired and a subsequent allocation as required, (2) general loss allocations for various categories of loans based on loss experience factors, and (3) an unallocated allowance. General and unallocated allowances are determined as a function of management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Material estimates that are susceptible to change in the near-term relate to the allowance for loan losses. Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings. Management believes that the allowance for loan losses as currently constituted is adequate based on its review of the portfolio and other factors associated with the loans. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, regulatory agencies, as part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additional allowances based on judgments different than those of management, which could also adversely affect the Company’s earnings.

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

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in their analysis of which, if any, securities might be classified as other-than-temporarily impaired, including industry analyst reports, sector credit ratings, volatility in market price and other relevant information such as financial condition, earnings capacity and near term prospects of the issuing company and the length of time and extent to which the market value has been less than cost.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At January 31, 2009 and April 30, 2008, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory all requirements.

During the quarter, the Company determined that it would not apply for funds available through the U.S. Treasury Department’s Capital Purchase Program, as participation in that program was determined to be contrary to the best interests of the Company and its shareholders given the Company’s circumstance and the constraints and uncertainties of the program itself.

Financial Condition:

At January 31, 2009, the Company’s total assets were $243.5 million as compared to $243.8 million at April 30, 2008, a decrease of $299,000. During the nine months ended January 31, 2009, total investment securities decreased by $13.3 million while net loans receivable increased by $6.8 million. Additionally, cash and cash equivalent balances increased by $5.1 million.

During the nine months ended January 31, 2009, the Company was able to increase origination of residential mortgage loans, primarily as a result of declining interest rates. Residential mortgages originated during the nine months ended January 31, 2009 totaled $18.3 million compared to $9.6 million originated for the same period one year ago. During the period, the Company sold $10.4 million of fixed-rate residential loans in the secondary mortgage market, generating gains of $281,000. This compares to sales of $8.8 million for the prior year period, with realized gains of $161,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $3.8 million increase in residential loan balances as compared to April 30, 2008.

Additionally, since April 30, 2008, commercial loan and commercial mortgage balances have increased by $4.9 million or 11.9%. During the same nine-month period, net construction loan balances outstanding decreased by $1.3 million or 24.9% as the Company continued to deemphasize the origination of new construction loans, and as properties securing existing loans have been sold. Finally, home equity loans and lines of credit decreased by $403,000 or 1.6%, and consumer loan balances decreased by $251,000 or 13.4%. In aggregate, net loans outstanding increased by $6.8 million from $125.3 million at April 30, 2008 to $132.1 million at January 31, 2009.

The overall strength of the Company’s loan portfolio continues to rely heavily on the health of the New England and local economies. In particular, commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of underlying collateral, if any.

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of January 31, 2009, nonperforming assets totaled $408,000 and consisted of real-estate acquired by foreclosure totaling $378,000 and nonperforming loans totaling $30,000. This compares to nonperforming assets of $1.2 million at April 30, 2008.

At January 31, 2009, the Company’s allowance for loan losses was $1,378,000, which represented 1.04% of net loans receivable at that date. This compares to $1,375,000 at April 30, 2008, which represented 1.10% of net loans receivable. During the nine-month period, the Company recovered $5,000 in commercial loans previously charged off and charged off consumer loans totaling $2,000. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, foreclosed property expense and higher provisions for loan losses may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses for off-balance sheet credit exposures (reflected separately on the balance sheet). This allowance totaled $110,000 at January 31, 2009 and April 30, 2008. This allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $2.8 million from $204.2 million at April 30, 2008 to $207.0 million at January 31, 2009. During the nine-month period, the Company experienced an increase of $4.8 million in money market deposits, offset by a decrease of $209,000 in certificate accounts, a decrease of $376,000 in savings account balances and a decrease of $1.4 million in checking account deposits. Additionally, borrowed funds outstanding were reduced by $2.8 million.

Total stockholders’ equity decreased by $769,000 when compared to April 30, 2008. This decrease was due to the payment of dividends to shareholders totaling $0.30 per share or $627,000 and due to the net loss of $270,000 for the nine months ended January 31, 2009. This was offset by a decrease in the net unrealized gain/loss on securities available for sale, from a net unrealized loss of $104,000 at April 30, 2008 to a net unrealized gain of $59,000 at January 31, 2009. This unrealized loss or gain relates to fluctuations in investment market values occurring since April 30, 2008. Finally, stockholders equity increased by $13,000 due to the exercise of employee stock options and decreased by $48,000 due to the repurchase of Company shares. The stockholders’ equity to assets ratio was 7.85% at January 31, 2009 as compared to 8.16% at April 30, 2008.

During the nine-month period ended January 31, 2009, the company recorded a gross other-than-temporary impairment charge of $1.9 million relating to its investment in preferred stock and auction rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Associate (“Fannie Mae”). The net after tax impact to earnings as a result of this charge was $1.2 million.

Results of Operations:

Comparison of the three months ended January 31, 2009 and January 31, 2008.

General:

Net income for the three months ended January 31, 2009 was $387,000 compared with net income of $289,000 for the three months ended January 31, 2008, an increase of $98,000. Net interest income increased by $198,000, total non-interest income increased by $86,000, and total non-interest expense increased by $109,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2009, the Company’s net interest margin increased from 2.95% to 3.34%. This increase in net interest margin is primarily the result of higher cost certificates of deposit having repriced into lower rates at maturity.

ANALYSIS OF INTEREST RATE SPREAD:

The following table reflects the weighted average yield, interest earned, and the average balances of loans and investments, and the weighted average rates, interest expense, and the average balances of deposits and borrowed funds for the periods indicated. The yield data for loans does not include loan origination and other loan fees.

	Three months ended January 31,
	2009			2008
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$130,265	$2,050	6.29%	$134,085	$2,260	6.74%
Investment securities	87,205	1,049	4.81%	87,042	1,056	4.85%
Short-term investments and interest bearing deposits in banks	6,597	2	0.12%	5,802	59	4.07%

All interest-earning assets	$224,067	$3,101	5.54%	$226,929	$3,375	5.95%

Interest-bearing liabilities:
Deposits	204,509	1,060	2.07%	203,116	1,489	2.93%
Borrowed funds	17,052	170	3.99%	18,554	213	4.59%

All interest-bearing liabilities	$221,561	1,230	2.22%	$221,670	1,702	3.07%

Net interest income		$1,871			$1,673

Weighted average interest rate spread (2)			3.32%			2.88%

Net interest margin			3.34%			2.95%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended January 31,
	2008 vs. 2009
	Changes due to increase (decrease)
	(in thousands )
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(210)	$(64)	$(150)	$4
Investment securities	(7)	2	(9)	—
Short-term investments	(57)	8	(57)	(8)

Total	(274)	(54)	(216)	(4)

Interest expense:
Deposits	(429)	10	(436)	(3)
Borrowed funds	(43)	(17)	(28)	2

Total	(472)	(7)	(464)	(1)

Increase (decrease) in net interest and dividend income	$198	$(47)	$248	$(3)

Interest and Dividend Income:

Total interest and dividend income for the three months ended January 31, 2009 decreased by $274,000, or 8.1%. Interest income from loans decreased by $210,000. This decrease was due to a reduction of $3.8 million in the average balance of loans outstanding, coupled with a decrease in the average rate earned on loans from 6.74% to 6.29% on an annualized basis. Interest and dividend income on investment securities decreased by $7,000 as a result of a decrease in the average yield earned, from 4.85% in the 2008 quarter to 4.81% in the 2009 quarter, offset by an increase of $163,000 in the average balance of investments. Interest on short-term investments decreased by $57,000 due to a decrease in the average yield earned, from 4.07% in the 2008 quarter to 0.12% in the 2009 quarter, offset by an increase of $795,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $472,000, or 27.7%, to $1.2 million for the three months ended January 31, 2009. Interest expense on deposits decreased by $429,000 as a result of a reduction in the average rate paid, from 2.93% to 2.07%, offset by an increase of $1.4 million in the average balance of deposits. Interest expense on borrowed funds decreased by $43,000, or 20.2%, for the three months ended January 31, 2009. This decrease was due to a decrease of $1.5 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.59% in the January 2008 three-month period to 3.99% in the January 2009 three-month period.

Provision for Loan Losses:

There was no provision made for loan losses for either quarter ended January 31, 2009 or January 31, 2008. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that is adequate to absorb potential losses based on known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, the Company considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio, and the levels of non-performing and other classified loans. The loan loss reserve is evaluated on a regular basis and is considered to be adequate during both periods.

Non-interest Income:

Non-interest income increased by $86,000 for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. This was primarily due to an increase of $121,000 in gains on sales of loans. Because of the recent reductions of residential mortgage interest rates, the Company was able to profitably sell recently originated fixed-rate residential mortgages. Also, because of increased loan demand, loan origination and other loan fees increased by $25,000. These were offset by a decrease of $7,000 in customer service fees, a decrease of $28,000 in gains on sales of investments, and a decrease of $25,000 in other income, due to the elimination of a special dividend from the Bank’s excess insurer.

Non-interest Expense:

Non-interest expense increased by $109,000 for the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. This increase was due to an increase of $46,000 in payments to the FDIC for the scheduled resumption of assessments for deposit insurance, and the subsequent, additional 7 basis point increase of FDIC insurance premiums. Also, compensation and fringe benefit expense increased by $24,000 or 2.7% due to higher benefit costs and nominal employee salary increases. Also, data processing expenses increased by $13,000, real estate owned expense increased by $12,000, occupancy expense increased by $2,000 and other expenses increased by $12,000.

Provision for Income Taxes:

The provision for income taxes increased by $77,000 for the three months ended January 31, 2009 when compared to the three months ended January 31, 2008, due to the increase in net income before taxes. Effective income tax rates were 34.3% and 30.2% respectively in the 2009 and 2008 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the nine months ended January 31, 2009 and January 31, 2008.

General:

The Company posted a net loss of $270,000 for the nine months ended January 31, 2009 compared with net income of $787,000 for the nine months ended January 31, 2008, a decrease of $1.1 million. Net interest income increased by $397,000, total non-interest income decreased by $1.8 million, and total non-interest expense increased by $295,000.

During the nine months ended January 31, 2009, the Company’s net interest margin increased from 3.01% to 3.28%. This margin increase is primarily the result of the repricing of certificate of deposit accounts into lower yielding instruments.

ANALYSIS OF INTEREST RATE SPREAD:

The following table reflects the weighted average yield, interest earned and the average balances of loans and investments and the weighted average rates, interest expense and the average balances of deposits and borrowed funds for the periods indicated. The yield data for loans does not include loan origination and other loan fees.

	Nine months ended January 31,
	2009			2008
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$128,232	$6,142	6.39%	$137,571	$7,072	6.85%
Investment securities	91,129	3,267	4.78%	85,522	3,032	4.73%
Short-term investments and interest bearing deposits in banks	5,027	33	0.88%	4,419	152	4.59%

All interest-earning assets	$224,388	$9,442	5.61%	$227,512	$10,256	6.01%

Interest-bearing liabilities:
Deposits	203,306	3,387	2.22%	201,102	4,410	2.92%
Borrowed funds	17,466	529	4.04%	20,408	717	4.68%

All interest-bearing liabilities	$220,772	3,916	2.37%	$221,510	5,127	3.09%

Net interest income		$5,526			$5,129

Weighted average interest rate spread (2)			3.24%			2.92%

Net interest margin			3.28%			3.01%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Nine months ended January 31,
	2008 vs. 2009
	Changes due to increase (decrease)
	(in thousands )
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(930)	$(480)	$(483)	$33
Investment securities	235	199	34	2
Short-term investments	(119)	21	(123)	(17)

Total	(814)	(260)	(572)	18

Interest expense:
Deposits	(1,023)	48	(1,060)	(11)
Borrowed funds	(188)	(103)	(99)	14

Total	(1,211)	(55)	(1,159)	3

Increase (decrease) in net interest and dividend income	$397	$(205)	$587	$15

Interest and Dividend Income:

Interest and dividend income decreased by $814,000 or 7.9% to $9.4 million for the nine months ended January 31, 2009 from $10.3 million for the nine months ended January 31, 2008. Interest income generated by loans decreased by $930,000. This decline was due to a decrease of $9.3 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.85% to 6.39% on an annualized basis. Interest and dividend income from investment securities increased by $235,000 as a result of an increase in the average yield earned, from 4.73% in 2008 to 4.78% in 2009, coupled with an increase of $5.6 million in the average balance of investments. Interest on short-term investments decreased by $119,000 as a result of a decrease in the average yield earned, from 4.59% in the 2008 nine-month period to 0.88% in the 2009 nine-month period, offset by an increase of $608,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $1.2 million, or 23.6%, to $3.9 million for the nine months ended January 31, 2009 as compared to $5.1 million for the nine months ended January 31, 2008. Interest expense on deposits decreased by $1.0 million or 23.2% as a result of a decrease in the average rate paid, from 2.92% in the 2008 nine-month period to 2.22% in the 2009 nine-month period, offset by an increase of $2.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $188,000 or 26.2% for the nine months ended January 31, 2009. This decrease was due to a reduction in the average balance of borrowed funds, from $20.4 million in the 2008 nine-month period to $17.5 million in the 2009 nine-month period coupled with a decrease in the average rate paid on borrowed funds, from 4.68% in the January 2008 nine-month period to 4.04% in the January 2009 nine-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the nine months ended January 31, 2009 and January 31, 2008. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $1.8 million for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008. This decrease was primarily due to the previously discussed other-than-temporary impairment charge of $1.9 million relating to the Company’s investment in preferred stock and auction rate preferred stock issued by Freddie Mac and Fannie Mae.

Excluding the other-than-temporary impairment charge, non-interest income increased by $83,000 for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008. This was primarily due to an increase of $120,000 in gains on sales of loans and an increase of $35,000 in loan origination and other loan fees generated by increased loan demand from declining interest rates. These were offset by a decrease of $45,000 in gains/losses on sales of investments, from a gain of $31,000 in the 2008 nine-month period to a loss of $14,000 in the 2009 nine-month period. Also, customer service fees decreased by $3,000 and other income decreased by $24,000, a result of the elimination of a special dividend from the Bank’s excess insurer.

Non-interest Expense:

Non-interest expense increased by $295,000 for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008, primarily as a result of an increase of $145,000 in real estate owned expense. During the nine months ended January 31, 2009, the Company reduced the carrying balance of its foreclosed property by recording a charge of $100,000 and incurred additional carrying related expenses of $45,000. Additionally, FDIC assessment expense increased by $105,000 due to the scheduled resumption of FDIC insurance premiums. Finally, occupancy and equipment expense increased by $9,000 and data processing expense increased by $37,000. These were offset by a decrease of $1,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes decreased by $688,000 for the nine months ended January 31, 2009 when compared to the nine months ended January 31, 2008 due to the net loss before taxes recorded in the January 2009 nine-month period. Effective income tax rates were 56.7% and 29.8% respectively in the 2009 and 2008 periods. The higher effective tax rate in the 2009 nine-month period is due to the non-deductibility for state tax purposes of the Fannie Mae and Freddie Mac preferred stock other-than-temporary impairment charge. The lower effective tax rate in comparison to statutory rates for the 2008 nine-month period is reflective of income earned by an investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated. During the periods shown, the Company had no restructured loans within the meaning of FASB Statement of Financial Accounting Standards No. 15.

	January 31, 2009	April 30, 2008	January 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$30	$617	$—
Commercial and construction mortgages	—	—	1,081
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$30	$617	$1,081

Loans past due over 90 days as a percentage of:
Net loans receivable	0.02%	0.49%	0.84%
Total assets	0.01%	0.25%	0.44%

Non-performing assets
Non-accrual loans**	$30	$617	$1,081
Real estate acquired by foreclosure	378	605	—

	$408	$1,222	$1,081

Non-performing assets as a percentage of:
Net loans receivable	0.31%	0.97%	0.84%
Total assets	0.17%	0.50%	0.44%

Allowance for loan losses	$1,378	$1,375	$1,378

Allowance for loan losses as a percentage of non-performing loans	4593.33%	222.85%	127.47%

Allowance for loan losses as a percentage of net loans	1.04%	1.10%	1.07%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.T.	Controls and Procedures

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

This item is not applicable as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
November 1-30, 2008	—	—	—	87,355
December 1-31, 2008	—	—	—	87,355
January 1-31, 2009	—	—	—	87,355
TOTAL	—	—	—	87,355

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 10.1	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan(1)

Exhibit 10.2	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008(1)

Exhibit 10.3	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008(1)

Exhibit 10.4	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008(1)

Exhibit 10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008(1)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32	Section 1350 Certifications

(1)	Amended during the quarter ended January 31, 2009 to comply with Section 409(A) of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations issued with respect to Section 409A of the Code.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.
Date: March 12, 2009
/s/ Edward M. Pratt
Edward M. Pratt, President and Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial and Accounting Officer)