Form 10-K
period 2009-04-30
Mayflower Bancorp Inc
filed 2009-07-21
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.8 million.

The number of shares outstanding of the registrant’s common stock as of July 14, 2009 was 2,085,192.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2009 Annual Report to Stockholders (Part II).

2.	Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders (Part III)

PART I

Note on Forward-Looking Statements

This document, as well as other written communications made from time to time by Mayflower Bancorp, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: recent and future regulatory and legislative initiatives by the government; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; fluctuations in interest rates; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; the effect of additional provision for loan losses; fluctuations of our stock price; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

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

The Bank considers its primary market area to be southeastern Massachusetts including Plymouth County, Bristol County and Barnstable County. The Bank’s deposits are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”), with additional insurance to the total amount of the deposit provided by the Share Insurance Fund of The Co-operative Central Bank, a deposit-insuring entity chartered by the Commonwealth of Massachusetts. The Bank converted from a mutual co-operative bank to a stock form co-operative bank in December 1987. The Bank is subject to regulation by the Massachusetts Division of Banks (the “Division”) and the FDIC. The Bank’s savings and lending activities are conducted through its main office in Middleboro and full-service offices in Plymouth, Wareham, Rochester, Bridgewater, Lakeville, and West Wareham, Massachusetts.

The Bank’s principal sources of income are interest on loans and loan origination fees, interest and dividends on investment securities and short-term investments, loan servicing and other fees, and gains on the sale of investment securities and mortgages. The Bank’s principal expenses are interest paid on deposits and borrowings and general and administrative expenses.

Lending Activities

General. While the housing market remained weak throughout the fiscal year, a sharp decline in mortgage rates brought about by the financial markets crisis created a strong refinance market in the second half of the Bank’s fiscal year. These conditions are reflected in changes in the Bank’s mortgage portfolio where residential first mortgage balances increased by $2.8 million while construction loans were down by $1.4 million. Also, the combination of declining property values and the strong first mortgage refinance market resulted in home equity loans and credit line balances outstanding decreasing by $1.7 million.

The Bank’s loan portfolio totaled $131.1 million as of April 30, 2009, which represented 52.5% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products including one which features a fixed-rate of interest for the first three or five years, and is then adjustable on an annual basis. The Bank also originates adjustable-rate mortgages which include an annual interest rate adjustment. During the year ended April 30, 2009, the Bank originated residential and commercial mortgage loans totaling $50.1 million, compared to $27.9 million in such loans originated during the year ended April 30, 2008. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of April 30, 2009, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $26.2 million and adjustable-rate residential first mortgage loans totaling $28.5 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at April 30, 2009, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At April 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$54,706	40.9%	$51,897	40.5%	$52,772	36.7%	$54,893	36.5%	$53,391	37.8%
Commercial real estate	43,404	32.5	37,319	29.1	37,704	26.2	34,032	22.6	30,976	21.9
Construction	6,589	4.9	8,239	6.4	20,601	14.3	29,824	19.8	29,078	20.6
Home equity loans	5,521	4.1	5,634	4.4	5,875	4.1	3,396	2.3	2,785	2.0
Home equity lines of credit	17,447	13.1	19,033	14.8	19,298	13.4	20,237	13.5	18,041	12.8

Total mortgage loans	127,667	95.5	122,122	95.2	136,250	94.7	142,382	94.7	134,271	95.1

Commercial business loans	4,301	3.2	4,036	3.1	5,104	3.6	5,580	3.7	4,597	3.3

Consumer loans:
Personal	1,052	0.8	1,272	1.0	1,408	1.0	1,608	1.1	1,575	1.1
Passbook	703	0.5	855	0.7	1,045	0.7	707	0.5	732	0.5

Total consumer loans	1,755	1.3	2,127	1.7	2,453	1.7	2,315	1.6	2,307	1.6

Total loans	133,723	100.0%	128,285	100.0%	143,807	100.0%	150,277	100.0%	141,175	100.0%

Less:
Due borrowers on construction and other loans	1,392		1,639		5,141		9,314		8,865
Net deferred loan origination fees (costs)	(85)		(65)		(10)		29		40
Allowances for possible loan losses	1,305		1,375		1,673		1,704		1,606

Total	2,612		2,949		6,804		11,047		10,511

Net loans	$131,111		$125,336		$137,003		$139,230		$130,664

Loan Maturity Analysis. The following table sets forth certain information at April 30, 2009, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after April 30, 2009	Due after 1 through 5 years after April 30, 2009	Due after 5 years after April 30, 2009	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$117	$346	$54,243	$54,706
Commercial	10,224	8,413	24,767	43,404
Construction	3,195	—	2,002	5,197
Home equity loans	106	672	4,743	5,521
Home equity lines of credit	—	—	17,447	17,447

Total mortgage loans	$13,642	$9,431	$103,202	$126,275

Other:
Consumer	896	859	—	1,755
Commercial business	3,026	1,125	150	4,301

Total	$3,922	$1,984	$150	$6,056

The next table shows at April 30, 2009, the dollar amount of all the Bank’s loans due one year or more after April 30, 2009, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$26,106	$28,483
Commercial	5,071	28,109
Construction	1,733	269
Home equity loans	5,415	—
Home equity lines of credit	—	17,447

Total mortgage loans	$38,325	$74,308

Other:
Consumer	859	—
Commercial business	570	705

Total other loans	$1,429	$705

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $26.2 million, or 20.5%, of the Bank’s total mortgage loan portfolio as of April 30, 2009. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $28.5 million, or 22.3%, of the total mortgage loan portfolio.

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

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or to other institutions on a servicing-released basis. During the year ended April 30, 2009, the Bank originated adjustable-rate mortgage loans amounting to $2.2 million, and fixed-rate mortgage loans amounting to $31.9 million. During the year ended April 30, 2009, the Bank sold $26.0 million of fixed-rate loans in the secondary mortgage market. At April 30, 2009, the Bank held $26.2 million in fixed-rate mortgages of which $2.6 million are identified as available for sale.

Interest rates for loans are set internally as a function of the Bank’s cost of funds, competitive pressures, the requirements of the secondary mortgage market and other strategic considerations. These rates are reviewed and revised as necessary. Rate commitments are made to applicants upon the payment of a rate lock fee which guarantees the locked rate to the applicant for a period of 45 days. The underwriting of residential first mortgage loans is conducted by the Bank’s mortgage department which conducts and documents an extensive review of the applicant’s employment, income, and previous credit history.

Construction Lending. The Bank has traditionally been involved in construction lending. As of April 30, 2009, the Bank had 28 construction loans outstanding, with $6.6 million committed in construction loan financing, representing 4.9% of the total loan portfolio. On that date, $1.4 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are made to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At April 30, 2009, the Bank’s average construction loan balance was $235,000 and the single largest construction loan with a commitment outstanding as of April 30, 2009, was for $620,000 ($372,000 advanced as of April 30, 2009) on an owner-occupied single family home in Lakeville, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $800,000.

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

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of April 30, 2009, the Bank had $43.4 million in commercial real estate loans outstanding, representing 32.5% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $315,000. The largest commercial real estate exposure at April 30, 2009, was $3.35 million and was secured by residential building lots in Nantucket, Massachusetts, and the personal guarantees of the principals. Appraised value of this parcel was approximately $9.5 million. The second largest commercial real estate loan as of April 30, 2009, was for $1.85 million, and was secured by the Bank’s 50% interest in a first mortgage participation in an office building complex in Greenfield, Massachusetts, and personal guarantees of the principals. Appraised value of the real estate is approximately $7.0 million. These loans were current at April 30, 2009.

Commercial real estate loans are currently made in an amount up to 75% of the appraised value of the property securing the loan. The personal guarantees of borrowers are required and in some instances additional collateral is taken. The majority of commercial real estate loans in the Bank’s portfolio are written for a term of up to ten years with amortization schedules typically based on a hypothetical term of 15 to 25 years. Interest rates may be fixed for up to seven years, with rate adjustments following the initial fixed period based on a margin over the prime rate, FHLB advance rate or a treasury index. Prepayment penalties are usually required. The underwriting of commercial real estate loans entails review by Bank personnel of all existing and projected income and operating expenses. A detailed evaluation of the creditworthiness of the borrower and the viability of the project is also conducted.

Commercial Business Loans. Commercial business loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage loans, such loans allow the Bank to further diversify its loan portfolio. The Bank’s commercial business loan portfolio at April 30, 2009 totaled $4.3 million, or 3.2%, of the Bank’s loan portfolio. At that date, 112 commercial business loans were outstanding with an average balance of $38,000, while the largest commercial business loan at that date was a $1.0 million credit line, of which $582,000 was advanced at April 30, 2009.

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

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio decreased by $372,000 in fiscal year 2009 and totaled $1.8 million on April 30, 2009, representing 1.3% of the total loan portfolio on that date. These loans had a weighted average yield of 8.0% at April 30, 2009. The Bank offers both secured and unsecured personal loans, automobile loans, boat loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 90% of the value of the property securing the loan, less any outstanding first mortgage.

The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75% and $100,000 for loan-to-value ratios up to 80%. Fixed-rate home equity loans are offered with 5, 10 or 15-year terms. As of April 30, 2009, the Bank had $5.5 million outstanding in home equity loans, representing 4.1% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal. From time to time, the Bank has offered an initial fixed-rate period of up to five years. At April 30, 2009, the outstanding balance of the Bank’s home equity lines was $17.4 million, with a weighted average yield of 4.5%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

Loan Originations and Sale. The Bank makes fixed-rate loans primarily for sale in the secondary mortgage market and adjustable-rate mortgages for its own portfolio. Interest rate commitments up to 45 days are offered to borrowers who agree to pay an up-front, non-refundable rate lock fee.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated.

	For the Years Ended April 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans	$345	$617	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total nonaccrual loans	$345	$617	$—	$—	$—

Accruing loans past due 90 days or more:
Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Impaired loans:
Mortgage loans	$595	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total	$595	$—	$—	$—	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans due 90 days or more and restructured loans	$940	$617	$—	$—	$—

Percentage of net loans	0.72%	0.49%	—%	—%	—%

Other nonperforming assets[1]	$590	$605	$—	$—	$—

[1]

Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At April 30, 2009, the Bank had one residential real estate loan and one home equity line of credit that were more than 90 days delinquent and on nonaccrual status.

During the year ended April 30, 2009, gross interest income of $11,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period, $7,000 of interest income was recorded and on such loans during fiscal 2009.

At April 30, 2009, the Bank had 8 loans with a total outstanding principal balance of $3.1 million which were not classified as a nonperforming asset, but where information about credit problems of the borrowers has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

While the Bank believes it is holding sufficient collateral and has established reserves in amounts adequate to cover losses that may be incurred upon disposition of its problem assets, there can be no assurance that additional losses will not be incurred. The recent economic recession and its effect on borrowers’ repayment capacities and on the values of properties held as collateral by the Bank could negatively impact the performance of the Bank’s loan portfolio going forward.

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

At April 30, 2009, the Bank had one impaired loan totaling $595,000. The average investment in the impaired loan during the fiscal year was $149,000 and the valuation allowance related to the impaired loan was $26,000. During the year ended April 30, 2009, interest income recognized on the impaired loan was $22,000.

During fiscal 2009 and 2008, the Bank made no provision for loan losses. At April 30, 2009, the Bank’s reserve for loan losses totaled $1.3 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

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

The following table provides an analysis of the allowance for loan losses during the periods indicated.

	For the Years Ended April 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,375	$1,673	$1,704	$1,606	$1,473

Charge-offs:
Mortgage loans	(78)	(300)	—	—	—
Other loans	—	(5)	(28)	—	(2)

Total charge-offs	(78)	(305)	(28)	—	(2)

Total recoveries	8	7	7	8	67

Net loans (charged-off) recoveries	(70)	(298)	(21)	8	65

Provision for possible loan losses	—	—	120	90	68

Reclassification to allowance for loan losses on off-balance sheet credit exposures	—	—	(130)	—	—

Balance at end of period	$1,305	$1,375	$1,673	$1,704	$1,606

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.05)%	(0.22)%	(0.01)%	—%	0.05%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	For the Year Ended April 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$242	40.9%	$339	40.5%	$194	36.7%	$223	36.5%	$378	37.8%
Commercial mortgages	706	32.5	591	29.1	721	26.2	692	22.6	459	21.9
Construction mortgages	89	4.9	181	6.4	500	14.3	410	19.8	430	20.6
Home equity loans and lines of credit	166	17.2	161	19.2	152	17.5	201	15.8	65	14.8
Consumer	20	1.3	27	1.7	24	1.7	41	1.6	52	1.6
Commercial business	82	3.2	76	3.1	82	3.6	137	3.7	222	3.3

Total allowance for loan losses	$1,305	100.0%	$1,375	100.0%	$1,673	100.0%	$1,704	100.0%	$1,606	100.0%

Based upon management’s assessment and year-end real estate market conditions, management believes that the allowance for loan losses as of April 30, 2009, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, deterioration of the real estate market in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent by management, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At April 30, 2009, the Bank’s portfolio of short-term investments and investment securities totaled $96.4 million, which represented 38.6% of total assets. Included within this portfolio were equity securities which, at April 30, 2009, had an aggregate book value of $1.0 million and an aggregate market value of $879,000, or 0.4% of total assets at that date. Additionally, the Bank maintained a portfolio of trust preferred securities which had a book value of $750,000 and a market value of $331,000 at April 30, 2009.

During the fiscal second quarter ended October 31, 2008, the Bank recorded a non-cash, other than temporary gross impairment charge of approximately $1.9 million, representing the entire value of the Bank’s investments in preferred stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). This action was taken following the September 7, 2008, announcement that the Federal Housing Finance Agency had placed FHLMC and FNMA under conservatorship and that dividend payments on the subject securities were being suspended.

During the year ended April 30, 2009, the Bank’s portfolio of investment and short-term investments decreased by $1.4 million. This decrease was comprised of a decrease of $4.7 million in mortgage backed and related securities, a decrease of $344,000 in municipal obligations, a decrease of $872,000 in corporate debt securities, and a decrease of $364,000 in trust preferred securities. Additionally, marketable equity securities decreased in total by $2.8 million (including the aforementioned $1.9 million gross impairment charge recorded on the Bank’s investment in the preferred stock of FNMA and FHLMC). Offsetting these decreases was an increase of $3.2 million in federal funds sold and overnight investments and an increase of $4.4 million in U.S. Government and federal agency obligations.

The Bank’s portfolio of fixed-income investment securities consists of securities offering varying maturities or adjustable interest rates, including federal funds sold through correspondent banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency, corporate bonds and municipal obligations fixed-income investment portfolio was 4.7 years at April 30, 2009. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2009 Annual Report to Stockholders, filed as Exhibit 13 to this Annual Report on Form 10-K.

	At April 30,
	2009		2008		2007
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Federal funds sold and overnight investments	$6,184	$6,184	$2,975	$2,975	$3,919	$3,919

Investment Securities:
Bonds and obligations:
U.S. Government and federal agency obligations	22,053	22,175	17,606	17,749	21,738	21,595
Mortgage-backed securities	59,933	62,051	65,369	66,037	49,416	48,937
Asset-backed securities	283	218	333	333	393	393
Corporate debt securities	1,000	489	1,500	1,361	1,998	1,925
Municipal obligations	4,902	5,021	5,269	5,366	2,271	2,262
Trust preferred securities	750	331	750	695	1,000	1,017
Marketable equity securities	1,047	879	4,173	3,640	4,421	4,339
Unrealized gain (loss) on securities available for sale	293	—	(157)	—	(350)	—

Total investment securities	90,261	91,164	94,843	95,181	80,887	80,468

Total short-term investments and investment securities	$96,445	$97,348	$97,818	$98,156	$84,806	$84,387

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at April 30, 2009.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	$—	—%	$12,047	2.66%	$3,508	3.70%	$—	—%	$15,555	2.90%
Mortgage-backed securities (1)	975	4.00	25,509	4.91	—	—	—	—	26,484	4.88
Asset-backed securities (1)	—	—	283	7.22	—	—	—	—	283	7.22
Municipal obligations	253	3.66	934	3.70	250	4.00	1,480	4.07	2,917	3.91

Total	$1,228	3.93%	$38,773	4.20%	$3,758	3.72%	$1,480	4.07%	$45,239	4.15%

Securities available for sale:
U.S. Government and federal agency obligations	$—	—%	$6,031	3.29%	$504	5.25%	$—	—%	$6,535	3.44%
Mortgage-backed securities (1)	986	5.11	33,758	5.09	—	—	—	—	34,744	5.09
Corporate debt securities	—	—	489	7.10	—	—	—	—	489	7.10
Municipal obligations	—	—	1,271	3.41	—	—	773	3.87	2,044	3.58
Trust preferred securities	—	—	—	—	—	—	331	7.08	331	7.08
Marketable equity securities	879	4.76	—	—	—	—	—	—	879	4.76

Total	$1,865	4.94%	$41,549	4.80%	$504	5.25%	$1,104	4.83%	$45,022	4.81%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended April 30, 2009, deposits, including interest credited, increased by $9.8 million to $214.0 million from $204.2 million at April 30, 2008. As of April 30, 2009, 9.7% of the Bank’s total deposits were in money market deposit accounts, 14.5% were in regular savings accounts, 55.0% were in term certificates of deposit and 20.8% were in NOW and demand deposit accounts. At April 30, 2009, retirement account balances totaled $17.4 million, or 8.1% of total deposits.

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

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at April 30, 2009.

	At April 30, 2009
	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$14,586	6.8%	—%
NOW accounts	29,869	14.0	0.20
Regular savings	31,148	14.5	0.30
Money market deposit accounts	20,693	9.7	1.21

Total noncertificate accounts	96,296	45.0	0.42
Certificate accounts	117,661	55.0	3.10

Total deposits	$213,957	100.0%	1.89%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At April 30,
	2009	2008	2007
	(In thousands)
Under 2%	$10,707	$—	$—
2 – 3.99%	103,637	54,749	35,398
4 – 5.99%	3,317	62,412	81,273
6 – 7.99%	—	—	—

Total	$117,661	$117,161	$116,671

The following table sets forth the amount and maturities of the Bank’s time deposits at April 30, 2009.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
Rate	(In thousands)
Under 2%	$10,645	$62	$—	$—	$10,707
2 – 3.99%	95,889	4,278	2,154	1,316	103,637
4 – 5.99%	932	1,530	781	74	3,317
6 – 7.99%	—	—	—	—	—

Total	$107,466	$5,870	$2,935	$1,390	$117,661

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of April 30, 2009.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$7,096
Over three through six months	10,229
Over six through 12 months	23,886
Over 12 months	3,504

Total	$44,715

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the 2009 Annual Report to Stockholders.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At April 30, 2009, the Bank had $13.9 million in outstanding borrowings, comprised of $13.5 million in outstanding advances from the FHLB of Boston and a $388,000 mortgage note payable due June 2011. Additional sources of liquidity include The Co-operative Central Bank Reserve Fund, and the Federal Reserve System. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the 2009 Annual Report to Stockholders.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At April 30, 2009, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the years indicated.

	At or for the Year Ended April 30,
	2009	2008	2007
Return on assets (net earnings divided by average total assets)	0.02%	0.44%	0.43%
Return on average stockholders’ equity (net earnings divided by average stockholder’s equity)	0.19	5.39	5.50
Dividend payout ratio (Dividends declared per share divided by net earnings per share)	2,385.71	79.36	79.96
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.22	2.91	2.99
Ratio of average interest-earning assets to average interest-bearing liabilities	101.45	102.58	103.58
Ratio of noninterest expense to average total assets	2.97	2.79	2.76

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at April 30, 2009. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years		Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets:
Federal funds sold and overnight investments	$6,184	$—	$—		$—	$—	$—	$6,184
Investment securities (1)	9,070	14,605	21,755		12,729	30,574	1,528	90,261
Federal Home Loan Bank stock	1,650	—	—		—	—	—	1,650
Deposits with The Co-operative Central Bank	449	—	—		—	—	—	449
Fixed-rate mortgages	5,535	1,809	1,975		8,994	10,380	15,168	43,861
Adjustable-rate residential and commercial mortgage loans	25,529	15,819	21,553		2,066	—	—	64,967
Commercial loans	3,026	821	304		150	—	—	4,301
Home equity lines of credit	12,658	4,789	—		—	—	—	17,447
Consumer loans	896	574	285		—	—	—	1,755

Total loans	47,644	23,812	24,117		11,210	10,380	15,168	132,331

Total interest-sensitive assets	$64,997	$38,417	$45,872	$	_23,939	$40,954	$16,696	$230,875

Interest-sensitive liabilities:
Money market accounts	$20,693	$—	$—		$—	$—	$—	$20,693
Certificates of deposit	107,466	8,805	1,390		—	—	—	117,661
NOW accounts (2)	29,869	—	—		—	—	—	29,869
Regular savings (2)	31,148	—	—		—	—	—	31,148
Borrowed funds	6,022	6,866	—		1,000	—	—	13,888

Total interest-sensitive liabilities	$195,198	$15,671	$1,390		$1,000	$—	$—	$213,259

Interest sensitivity gap	$(130,201)	$22,746	$44,482		$22.939	$40,954	$16,696	$17,616

Cumulative interest sensitivity gap	$(130,201)	$(107,455)	$(62,973)		$(40,034)	$920	$17,616

Ratio of interest-sensitive assets to interest-sensitive liabilities	33.30%	245.15%	3,300.14%		2,393.90%	N/A	N/A	108.26%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	33.30%	49.04%	70.33%		81.23%	100.43%	108.26%

(1)	Equity securities, including preferred stocks, that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Year Ended April 30,
	2009 vs. 2008				2008 vs. 2007
	Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$(1,015)	$(425)	$(619)	$29	$(565)	$(357)	$(216)	$8
Investments	(38)	215	(193)	(60)	585	116	509	(40)

Total	(1,053)	(210)	(812)	(31)	20	(241)	293	(32)

Interest expense:
Deposits	(1,371)	116	(1,458)	(29)	557	104	444	9
Borrowings	(232)	(139)	(110)	17	(212)	(215)	4	(1)

Total	(1,603)	(23)	(1,568)	(12)	345	(111)	448	8

Increase (decrease) in net interest and dividend income	$550	$(187)	$756	$(19)	$(325)	$(130)	$(155)	$(40)

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at April 30, 2009. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Year Ended April 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$128,870	$8,112	6.29%	$135,159	$9,127	6.75%	$140,324	$9,692	6.91%
Investment securities	96,605	4,294	4.44	91,779	4,332	4.72	89,631	3,747	4.18

Total interest-earning assets	$225,475	12,406	5.50	$226,938	13,459	5.93	$229,955	13,439	5.84

Interest-bearing liabilities:
Deposits	$205,348	4,388	2.14	$201,278	5,759	2.86	$197,326	5,202	2.64
Borrowings	16,904	680	4.02	19,951	912	4.57	24,681	1,124	4.55

Total interest-bearing liabilities	$222,252	5,068	2.28	$221,229	6,671	3.02	$222,007	6,326	2.85

Net interest income		$7,338			$6,788			$7,113

Interest rate spread			3.22%			2.91%			2.99%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.45%			102.58%			103.58%

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ended April 30, 2009, in this Annual Report on Form 10-K. We have documented and tested our internal controls over financial reporting during the fiscal year ended April 20, 2009, and we believe that such internal controls are adequate. On June 20, 2008, the SEC approved an extension of compliance dates for non-accelerated filers and smaller reporting companies regarding auditor attestation requirements of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a smaller reporting company with the SEC and, under the approved extension, would be required to comply with Section 404 requirements for its fiscal year ending on April 30, 2010.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank. Banks nationwide are permitted to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended April 30, 2009 was $23,000.

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

At April 30, 2009, the Bank’s ratio of core Tier 1 capital to total average assets was 7.5%, its ratio of Tier 1 capital to risk-weighted assets was 13.4% and its ratio of total risk-based capital to risk-weighted assets was 14.4%. Capital ratios for the Company were 7.6%, 13.4% and 14.4%, respectively.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of April 30, 2009, the Bank had marketable equity securities with a market value of $879,000, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund and has alluded to the possibility of additional special assessments of up to 5 basis points of total assets less Tier 1 capital per quarter (subject to the same cap) for the remainder of 2009 as deemed necessary. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would temporarily be guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted to not participate in the unsecured debt guarantee program.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2009 averaged 1.04 basis points of assessable deposits.

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

All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance. In past years, a premium of  1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.

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

	Well Capitalized	Adequately Capitalized		Undercapitalized		Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0	% *	Less than 3.0%

*	3.0% if institution has a composite 1 CAMELS rating.

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note O of Notes to Consolidated Financial Statements in the 2009 Annual Report to Stockholders.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank is in compliance with these requirements. At April 30, 2009, the Bank met applicable FRB reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Boston, is required to purchase and hold shares of capital stock in the FHLB of Boston. As of April 30, 2009, the Bank held stock in the FHLB of Boston in the amount $1.65 million and was in compliance with the above requirement.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements and financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2009, 2008, 2007, 2006 and 2005, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $39,000, $106,000, $101,000, $70,000 and $45,000, respectively. In February 2009 the Federal Home Bank of Boston announced that it was suspending its dividends for the quarter and was continuing a moratorium on excess stock repurchases. Dividend payments in calendar 2009 are unlikely. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Loans to Executive Officers, Directors and Principal Stockholders. Under federal law, loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. Massachusetts law also contains restrictions on loans to directors and officers, some of which are stricter than federal law. The Bank does not lend to its directors, officers or employees, except on the basis of loans secured by deposits held by the Bank.

Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Specified collateral requirements apply to covered transactions such as loans to and guarantees issued on behalf of an affiliate. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “Outstanding.”

The Bank is also subject to similar obligations under Massachusetts Law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “Outstanding.”

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

State Taxation. The Massachusetts excise tax rate for co-operative banks is currently 10.50% of federal taxable income, adjusted for certain items. The tax rate is scheduled to be reduced to 10% for the fiscal year ending April 30, 2010. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

Bank regulation is undergoing significant change with an increased number of bank mergers and acquisitions, changes in the products and services banks can offer, and involvement in non-banking activities by bank holding companies. Although recent legislation and regulations have expanded the activities in which thrift institutions may engage, the same legislation has reduced or eliminated some of the competitive advantages which thrift institutions formerly held over commercial banks, such as interest rate differentials which permitted thrift institutions to offer a higher rate of interest to attract deposits. The regulatory environment in which the Company and the Bank operate is subject to change and such changes may adversely affect operations results.

The Bank is headquartered in Middleboro, Massachusetts, and operates six full-service branch offices located in Plymouth, Wareham, Rochester, Bridgewater, Lakeville and West Wareham, Massachusetts. In May 2009, the Bank opened its seventh full-service branch office, located in Plymouth, Massachusetts. The Bank’s primary market area, wherein are located the majority of the properties securing loans originated by the Bank, encompasses the southern portion of Plymouth County and the eastern portion of Bristol County and the western portion of Barnstable County.

Employees

At April 30, 2009, the Bank employed 57 full-time and 18 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at April 30, 2009	Positions Currently Held
Edward M. Pratt	55	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	55	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	47	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	54	Vice President, Retail Banking of the Bank

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

Our nonresidential real estate and construction lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one- to four-family residential mortgage loans. At April 30, 2009, nonresidential real estate and construction loans totaled $50.0 million, which represented 37.4% of total loans.

Loans secured by commercial or nonresidential real estate properties are generally for larger amounts and involve a greater degree of risk than one to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate buildings generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including limiting the size of our nonresidential real estate loans, generally restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although the Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

Severe, adverse and precipitous economic and market conditions have adversely affected us and our industry.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset write-downs by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional write-downs. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:

•

We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•

The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Also, our current risk profile may cause us to pay higher premiums.

•

The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect the our ability to market our products and services and continue to obtain market share.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.

The legislation that established U.S. Treasury’s Troubled Assets Relief Program (“TARP”), was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, further legislation was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Our business is subject to the success of the local economy in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in southeastern Massachusetts and Western Cape Cod, our success depends to a significant extent upon economic conditions in that market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in southeastern Massachusetts and Western Cape Cod, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

We may incur losses related to the sale of condominium units constructed with the new branch office in Plymouth, Massachusetts.

The Bank constructed a four-unit condominium building in Plymouth, Massachusetts, intending to occupy one unit as a full-service branch and sell the remaining three units. A decline in real-estate values could impact the amount of funds received for those units, making it likely that the Bank would suffer a loss on the sales. At April 30, 2009, costs incurred to date to construct these units amounted to approximately $800,000.

Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of the financial institution’s total assets less Tier 1 capital as of June 30, 2009, but not to exceed 10 basis points times the institution’s deposit assessment base as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest FDIC assessment expense will increase approximately $122,000 in 2009 as compared to 2008. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2006, 2007, 2008 and 2009, our interest rate spread was 3.35%, 2.99%, 2.91% and 3.22%, respectively. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a rate of 0 – 0.25% at April 30, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At April 30, 2009, our allowance for loan losses as a percentage of total loans was 1.0%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel and the loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Mayflower Co-operative Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. The Company is also subject to regulation by the Federal Reserve Board. Such regulation and supervision govern the activities in which a co-operative bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and for the Bank’s depositors are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our Internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

We may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our ability to pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Mayflower Co-operative Bank, and these distributions are subject to regulatory limits and other restrictions.

A substantial source of our income from which we pay our obligations and from which we can pay dividends is the receipt of dividends from Mayflower Co-operative Bank. The availability of dividends from Mayflower Co-operative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Mayflower Co-operative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Mayflower Co-operative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Mayflower Co-operative Bank would adversely affect our business, financial condition, results of operations and prospects.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bank owns five of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of April 30, 2009:

Office Location	Year Opened	Net Book Value at April 30, 2009
		(Dollars in thousands)
Main Office 30 South Main Street Middleboro, MA	1889	$3,551

94 Court Street Plymouth, MA	1974	183

Great Neck Road and Onset Avenue Wareham, MA	1981	206

565 Rounseville Road (1) Rochester, MA	1995	6

5 Scotland Boulevard (2) Bridgewater, MA	1998	378

166 County Street Lakeville, MA	2005	941

2420 Cranberry Highway West Wareham, MA	2007	2,508

57-59 Obery Street (3) Plymouth, MA	2009	3,468

(1)	The Bank is a tenant-at-will at its Rochester location.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027. The Bank constructed a branch office building on this parcel of land which opened in June 1998.
(3)	The Bank purchased this site during the fiscal year ended April 30, 2008 for its eighth office that opened in late May 2009. Costs incurred for this facility approximated $2.1 million at April 30, 2009. Included are costs of about $800,000 relating to office units the Bank anticipates selling during the next fiscal year.

At April 30, 2009, the total net book value of the Bank’s premises and equipment was $12.0 million. For further information, see Note F of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4.Submission	of Matters to a Vote of Security Holders

None.

PART II

Item 5.Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2009 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference.

The Company repurchased the following amounts of shares of its common during the fourth quarter of the fiscal year ended April 30, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1: February 1, 2009 to February 29, 2009	—	$—	$—	87,355

Month #2: March 1, 2009 to March 31, 2009	1,538	5.69	1,538	85,817

Month #3: April 1, 2000 to April 30, 2000	838	6.57	838	84,979

Total	2,376	$6.00	2,376	84.979

On July 2, 2007, the Company announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

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

(b)	Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Mayflower Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of April 30, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of April 30, 2009, the Company’s internal control over financial reporting is effective.

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

/s/ Edward M. Pratt	/s/ Maria Vafiades
Edward M. Pratt	Maria Vafiades
President and Chief Executive Officer	Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 - Election of Directors” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to Part I, Item 1, “Description of Business — Executive Officers of the Company” of this Annual Report on Form 10-K.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Information with respect to security ownership of management required by this item is incorporated herein by reference to the sections captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control.

(d)	Equity Compensation Plans

The following table sets forth certain information as of April 30, 2009, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	76,862	$10.34	—

Equity compensation plans not approved by security holders	—	—	—

Total	76,862	$10.34	—

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Proxy Statement is incorporated herein by reference.

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

Independent Auditors’ Report

Financial Statements:

Consolidated Statements of Financial Condition as of April 30, 2009 and 2008

Consolidated Statements of Income for the Years Ended April 30, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended April 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended April 30, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit No.	Description
2	Plan of Acquisition and Reorganization(1)

3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)

3(ii)	Bylaws of Mayflower Bancorp, Inc.(2)

4.1	Stock certificate for common stock of Mayflower Bancorp, Inc.(1)

10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+(1)

10.2	Amended and Restated Mayflower Co-operative Bank 1999 Stock Option Plan+(1)

10.3	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.4	Amended and Restated Employment Agreement between Mayflower Co-operative Bank , Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.6	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.7	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan+(2)

13	2009 Annual Report to Stockholders

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477) filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

July 21, 2009	By:	/s/ Edward M. Pratt
Edward M. Pratt
President and Chief Executive Officer
(Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt		Maria Vafiades
	President, Chief Executive		Chief Financial Officer
	Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: July 21, 2009		Date: July 21, 2009

By:	/s/ E. Bradford Buttner	By:	/s/ Paul R. Callan
	E. Bradford Buttner		Paul R. Callan
	Director		Director

Date: July 21, 2009		Date: July 21, 2009

By:	/s/ Charles N. Decas	By:	/s/ M. Sandra Fleet
	Charles N. Decas		M. Sandra Fleet
	Director		Director

Date: July 21, 2009		Date: July 21, 2009

By:	/s/ William C. MacLeod	By:	/s/ Diane A. Maddigan
	William C. MacLeod		Diane A. Maddigan
	Director		Director

Date: July 21, 2009		Date: July 21, 2009

By:	/s/ Joseph P. Monteiro	By:	/s/ David R. Smith
	Joseph P. Monteiro		David R. Smith
	Director		Director

Date: July 21, 2009		Date: July 21, 2009

By:	/s/ Geoffrey T. Stewart	By:	/s/ William H. Fuller
	Geoffrey T. Stewart		William H. Fuller
	Director		Director

Date: July 21, 2009		Date: July 21, 2009