Form 10-Q
period 2009-07-31
Mayflower Bancorp Inc
filed 2009-09-10
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 20, 2009

Common Stock $1.00 par value	2,085,192
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM  I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2009	April 30, 2009
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,644	$4,192
Federal funds sold and interest-bearing deposits	9,624	6,184

Total cash and cash equivalents	14,268	10,376
Investment securities:
Securities available-for-sale, at fair value	47,419	45,022
Securities held-to-maturity (fair value of $45,173 and $46,142, respectively)	44,303	45,239

Total investment securities	91,722	90,261
Loans receivable, net	122,817	131,111
Accrued interest receivable	1,056	1,022
Real estate held for investment	1,029	303
Real estate acquired by foreclosure	663	590
Premises and equipment, net	11,485	11,991
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	158	48
Deferred income taxes	829	1,017
Other assets	808	727

Total assets	$246,934	$249,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$213,821	$213,957
Advances and borrowings	11,882	13,888
Advances from borrowers for taxes and insurance	309	214
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	1,023	2,038

Total liabilities	227,145	230,207

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,085,192 at July 31, 2009 and 2,085,886 at April 30, 2009	2,085	2,086
Additional paid-in capital	4,310	4,311
Retained earnings	12,767	12,747
Accumulated other comprehensive income	627	194

Total stockholders’ equity	19,789	19,338

Total liabilities and stockholders’ equity	$246,934	$249,545

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended July 31,
	2009	2008
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,947	$2,035
Securities held-to-maturity	447	487
Securities available-for-sale	530	647
Federal funds sold and interest bearing deposits in banks	3	15

Total interest income	2,927	3,184

Interest expense:
Deposits	953	1,209
Borrowed funds	136	182

Total interest expense	1,089	1,391

Net interest income	1,838	1,793

Provision for loan losses	—	—

Net interest income after provision for loan losses	1,838	1,793

Noninterest income:
Loan origination and other loan fees	19	27
Customer service fees	184	184
Gain on sales of mortgage loans	189	19
Gain/(loss) on sales of investment securities	3	(14)
Other	63	54

Total noninterest income	458	270

Noninterest expense:
Compensation and fringe benefits	974	900
Occupancy and equipment	278	268
FDIC assessment	113	36
Data processing	87	84
Losses & expenses of other real estate owned	42	18
Other	468	409

Total noninterest expense	1,962	1,715

Income before income taxes	334	348

Provision for income taxes	102	98

Net income	$232	$250

Earnings per share (basic)	$0.11	$0.12

Earnings per share (diluted)	$0.11	$0.12

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889

Net income for the three months ended July 31, 2008	—	—	250	—	250

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $422,000	—	—	—	(830)	(830)

Reclassification adjustment for losses included in net income, net of deferred income taxes of $5,000	—	—	—	9	9

					(821)

Total comprehensive income	—	—	—	—	(571)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 1,252 shares of Company stock	(1)	(3)	(10)	—	(14)

Cash dividends ($.10 per share)	—	—	(210)	—	(210)

BALANCE, July 31, 2008	$2,092	$4,321	$13,619	$(925)	$19,107

BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the three months ended July 31, 2009	—	—	232	—	232

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $323,000	—	—	—	435	435

Reclassification adjustment for gains included in net income, net of deferred income taxes of $1,000	—	—	—	(2)	(2)

					433

Total comprehensive income	—	—	—	—	665

Purchase of 694 shares of Company stock	(1)	(1)	(3)	—	(5)

Cash dividends ($.10 per share)	—	—	(209)	—	(209)

BALANCE, July 31, 2009	$2,085	$4,310	$12,767	$627	$19,789

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,912	$3,169
Fees and other income received	438	286
Interest paid	(1,093)	(1,396)
Cash paid to suppliers and employees	(2,841)	(1,534)
Income taxes (paid) refunded	(345)	33

Net cash (used in) provided by operating activities	(929)	558

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	8,606	(1,887)
Purchases of available-for-sale securities	(7,877)	(3,831)
Proceeds from sales, calls, and maturities of available-for-sale securities	6,242	7,105
Purchase of held-to-maturity securities	(3,498)	(3,439)
Proceeds from maturities and calls of held-to-maturity securities	4,410	4,205
Proceeds from sales of other real estate owned	40	—
Capital additions to real estate acquired by foreclosure	(73)	—
Purchases of premises and equipment	(715)	(35)
Other - net	(53)	5

Net cash provided by investing activities	7,082	2,123

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(136)	(2,609)
Proceeds from advances and borrowings	—	3,000
Payments on advances and borrowings	(2,006)	(4,006)
Net increase in advances from borrowers for taxes and insurance	95	176
Issuance of common stock	—	13
Repurchase of Company stock	(5)	(14)
Dividends paid on common stock	(209)	(210)

Net cash used in financing activities	(2,261)	(3,650)

Net increase (decrease) in cash and cash equivalents	3,892	(969)

Cash and cash equivalents - beginning of period	10,376	7,915

Cash and cash equivalents - end of period	$14,268	$6,946

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by (Used in) Operating Activities

(Unaudited)

	Three months ended July 31,
	2009	2008
	(In Thousands)
Net income	$232	$250

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	131	125
Provision for loan losses	—	—
Loss on other real estate owned	29	—
Premium amortization	19	21
Amortization of intangible assets	4	3
Deferred income taxes	(134)	—
(Gain) loss on sales of investments	(3)	14
Decrease (increase) in accrued interest receivable	(34)	(35)
Decrease (increase) in prepaid expenses	(23)	22
Decrease (increase) in mortgage servicing rights	(58)	25
Decrease (increase) in refundable income taxes	(110)	131
Increase (decrease) in accrued expenses	(961)	5
Increase (decrease) in accrued interest payable	(4)	(5)
Increase (decrease) in deferred loan origination fees	(17)	2

Total adjustments	(1,161)	308

Net cash (used in) provided by operating activities	$(929)	$558

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain/loss on securities available-for-sale	$755	$(1,238)

Loans transferred to real estate acquired by foreclosure	$—	$—

Proceeds from sales of other real estate financed through loans	$314	$—

Transfer of premises and equipment to real estate held for investment	$1,094	$—

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

A.	Reorganization and Basis of presentation:

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the year ended April 30, 2009. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Recent Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in SFAS No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of FSP FAS 107-1 did not have a material effect on the Company’s financial position or results of operations, and the required disclosures have been included in this Quarterly Report on Form 10-Q.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on the Company’s financial position or results of operations. Management has reviewed events occurring through the date the interim financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), or the codification, and, in doing so, authorized the Codification as the sole source for authoritative Generally Accepted Accounting Principles, or GAAP. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it is effective, it

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. SFAS 168 replaces SFAS 162 to establish a new hierarchy of GAAP sources for nongovernmental entities under the FASB Accounting Standards Codification. The Company has evaluated the effect of the adoption of this standard and has concluded it will have no material effect on the Company’s financial position or results of operations.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at July 31, 2009 and April 30, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	July 31, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$5,994	$23	$(9)	$6,008
Corporate debt securities	1,000	—	(143)	857
Municipal obligations	1,983	78	—	2,061
Mortgage-backed and related securities	35,896	1,348	—	37,244
Trust preferred securities	750	—	(222)	528
Marketable equity securities	748	62	(89)	721

	$46,371	$1,511	$(463)	$47,419

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$17,038	$52	$(84)	$17,006
Municipal obligations	2,916	88	(4)	3,000
Mortgage-backed and related securities	24,349	881	(63)	25,167

	$44,303	$1,021	$(151)	$45,173

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$6,498	$37	$—	$6,535
Corporate debt securities	1,000	—	(511)	489
Municipal obligations	1,985	59	—	2,044
Mortgage-backed and related securities	33,449	1,296	(1)	34,744
Trust preferred securities	750	—	(419)	331
Marketable equity securities	1,047	29	(197)	879

	$44,729	$1,421	$(1,128)	$45,022

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$15,555	$95	$(10)	$15,640
Municipal obligations	2,917	79	(19)	2,977
Mortgage-backed and related securities	26,767	826	(68)	27,525

	$45,239	$1,000	$(97)	$46,142

There were no impairment charges on investment securities during the quarter ended July 31, 2009 or 2008.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

D.	Fair Values of Financial Instruments

Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments.

Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks, federal funds sold and interest bearing deposits: The carrying amounts reported in the statements of financial condition for cash, due from banks, and federal funds sold and interest bearing deposits, approximate those assets’ fair values.

Investment Securities: Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type, such as commercial real estate, residential mortgage, and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms, and by performing and non-performing categories.

The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

Fair value for significant non-performing loans is based on recent internal or external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

The carrying amount of accrued interest receivable approximates its fair value.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

Deposit Liabilities: Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

Advances and Borrowings: Fair values of advances and borrowings are estimated by discounting the future cash payment using rates currently available to the Company for borrowings with similar terms and maturities.

Deposits with The Co-operative Central Bank and Stock in Federal Home Loan Bank: The carrying amount of the deposits with The Co-operative Central Bank approximates its fair value. The carrying amount of the stock in Federal Home Loan Bank is at cost, since it is not practicable to estimate the fair value because the stock is not marketable.

Commitments to Extend Credit: Commitments to extend credit were evaluated and fair value was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

Limitations: The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, the fair value estimates are based on existing on-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets or liabilities, and premises and equipment. In addition, as described for investments and mortgage-backed securities, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009 and 2008

The estimated fair values of the Company’s financial instruments at July 31, 2009 and April 30, 2009 were as follows:

	July 31, 2009		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,644	$4,644	$4,192	$4,192
Federal funds sold and overnight investments	9,624	9,624	6,184	6,184
Investment securities	91,722	92,592	90,261	91,164
Loans, net	122,817	124,286	131,111	133,190
Accrued interest receivable	1,056	1,056	1,022	1,022
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	213,821	214,699	213,957	215,134
Advances and borrowings	11,882	12,618	13,888	14,679

E.	Fair Value Measurement

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

Real estate acquired by foreclosure: From time-to-time, the Company records non-recurring fair value adjustments to foreclosed real estate to reflect partial writedowns based on observable market prices or current appraised values.

The balances of assets and liabilities measured at fair value on a recurring basis as of July 31, 2009, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$47,419	$—	$47,419	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2009, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$593	$—	$593	$—

Real estate acquired by foreclosure	$663	$—	$663	$—

F.	Real Estate Held for Investment

Real estate held for investment includes costs approximating $729,000 for office units constructed with the Obery Street branch in Plymouth, Massachusetts. The Company anticipates selling these units during the current fiscal year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Critical Accounting Policies:

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material effect on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company believes the following are critical accounting policies:

Allowance for Loan Losses:

A provision for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for potential loan losses, a key factor is the current adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans deemed to be impaired or potentially impaired and a subsequent allocation as required, (2) general loss allocations for various categories of loans based on loss experience factors, and (3) an unallocated allowance. General and unallocated allowances are determined as a function of management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

The Company also maintains an allowance for possible losses on its outstanding loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. The Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements and this management program has proven to be successful toward that end. As a member of The Co-operative Central Bank’s Reserve Fund, the Company also has the right to borrow from that entity’s Reserve Fund for short-term cash needs. The Company has also established a line of credit with The Federal Reserve Bank, collateralized by certain securities issued by Government Sponsored Entities.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At July 31, 2009 and April 30, 2009, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory all requirements.

Financial Condition:

At July 31, 2009, the Company’s total assets were $246.9 million as compared to $249.5 million at April 30, 2009, a decrease of $2.6 million. During the three months ended July 31, 2009, total loans decreased by $8.3 million while total investment securities increased by $1.5 million and cash and cash equivalent balances increased by $3.9 million.

During the quarter ended July 31, 2009, prevailing low interest rates resulted in increased residential mortgage lending, as the Company originated $8.5 million in residential mortgages as compared to $6.2 million originated for the same period one year ago. During the quarter, the Company sold $11.2 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $189,000. This is compared to sales of $647,000 for the prior year period which resulted in gains of $19,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $6.0 million decrease (or 12.3%) in residential loan balances as compared to April 30, 2009.

Additionally, since April 30, 2009, other loan categories have also decreased. Construction loan balances outstanding decreased by $909,000 or 21.2%, commercial loans and mortgages decreased by $858,000 or 1.8%, home equity loans and lines of credit decreased by $481,000 or 2.1%, and consumer loan balances decreased by $108,000 or 6.5%. In aggregate, net loans outstanding decreased by $8.3 million from $131.1 million at April 30, 2009 to $122.8 million at July 31, 2009.

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

Non performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Nonperforming loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of July 31, 2009, nonperforming assets totaled $1.1 million, compared to $935,000 at April 30, 2009. At July 31, 2009, nonperforming assets are comprised of nonperforming loans totaling $397,000 and real-estate acquired by foreclosure of $663,000.

At July 31, 2009, the Company’s allowance for loan losses was $1,286,000, which represented 1.05% of net loans receivable at that date. This compares to $1,305,000 at April 30, 2009, which represented 1.00% of net loans receivable. During the quarter, the Company charged off $21,000 in residential mortgages and recovered $2,000 in commercial loans previously charged off. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at July 31, 2009 and April 30, 2009. This allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $136,000 from $214.0 million at April 30, 2009 to $213.8 million at July 31, 2009. Additionally, during the quarter, advances and borrowings decreased by $2.0 million, from $13.9 million at April 30, 2009 to $11.9 million at July 31, 2009.

Total stockholders’ equity increased by $451,000 when compared to April 30, 2009. The increase in total equity is due to net income for the quarter of $232,000 and an increase of $433,000 in the net unrealized gain on securities available-for-sale. A $0.10 per share dividend to shareholders totaling $209,000 and Company stock repurchases totaling $5,000 partially offset these increases in total equity.

Results of Operations:

Comparison of the three months ended July 31, 2009 and July 31, 2008.

General:

Net income for the three months ended July 31, 2009 was $232,000 compared with net income of $250,000 for the three months ended July 31, 2008, a decrease of $18,000 or 7.2%. Net interest income increased by $45,000, total non-interest income increased by $188,000, and total non-interest expense increased by $247,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended July 31, 2009, the Company’s net interest margin increased from 3.19% to 3.26%. This increase in net interest margin is partially the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

	Three months ended July 31,
	2009			2008
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$128,068	$1,947	6.08%	$127,156	$2,035	6.40%
Investment securities	91,385	977	4.28%	94,633	1,134	4.79%
Short-term investments and interest bearing deposits in banks	6,161	3	0.19%	3,220	15	1.86%

All interest-earning assets	$225,614	$2,927	5.19%	$225,009	$3,184	5.66%

Interest-bearing liabilities:
Deposits	212,451	953	1.79%	202,639	1,209	2.39%
Borrowed funds	12,962	136	4.20%	17,711	182	4.11%

All interest-bearing liabilities	$225,413	1,089	1.93%	$220,350	1,391	2.53%

Net interest income		$1,838			$1,793

Weighted average interest rate spread (2)			3.26%			3.13%

Net interest margin			3.26%			3.19%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended July 31,
	2009 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(88)	$15	$(102)	$(1)
Investment securities	(157)	(39)	(122)	4
Short-term investments	(12)	14	(14)	(12)

Total	(257)	(10)	(238)	(9)

Interest expense:
Deposits	(256)	59	(300)	(15)
Borrowed funds	(46)	(49)	4	(1)

Total	(302)	10	(296)	(16)

Increase (decrease) in net interest and dividend income	$45	$(20)	$58	$7

Interest and Dividend Income:

Total interest and dividend income decreased by $257,000, or 8.1%, for the three months ended July 31, 2009. Interest income from loans decreased by $88,000. This decrease was due to a decrease in the average rate earned on loans, from 6.40% to 6.08% on an annualized basis, offset by an increase of $912,000 in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $157,000 as a result of a decrease of $3.2 million in the average balance of investments and by a decrease in the average yield earned, from 4.79% in the 2008 quarter to 4.28% in the 2009 quarter. Interest on short-term investments decreased by $12,000 due to a decrease in the average yield earned, from 1.86% in the 2008 quarter to 0.19% in the 2009 quarter, offset by an increase of $2.9 million in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $302,000, or 21.7%, to $1.1 million for the three months ended July 31, 2009. Interest expense on deposits decreased by $256,000 as a result of a decrease in the average rate paid, from 2.39% to 1.79%, offset by an increase of $9.8 million in the average balance of deposits. Interest expense on borrowed funds decreased by $46,000, or 25.3%, for the three months ended July 31, 2009. This decrease was due to a decrease of $4.7 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.11% in the July 2008 three-month period to 4.20% in the July 2009 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended July 31, 2009 and the quarter ended July 31, 2008. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $188,000, or 69.6%, for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. This increase is primarily a result of an increase of $170,000 in gains on sales of loans and an increase of $17,000 in gains/losses on sales of investments. The improvement in gains on sales of loans was due to increased one-to-four family residential mortgage originations and subsequent mortgage sale activity. Loan origination and other loan fees decreased by $8,000, a result of increased amortization of the mortgage servicing asset, and other income increased by $9,000.

Non-interest Expense:

Non-interest expense increased by $247,000 or 14.4% for the quarter ended July 31, 2009. This increase was comprised of an increase of $77,000 in FDIC assessment expense, a result of an increase in the cost of FDIC deposit insurance premiums and the accrual for the FDIC special assessment intended to re-capitalize its insurance fund. Additionally, salary and benefit expense increased by $74,000 due to employees hired to staff the new branch in Plymouth, MA and to the hiring of an additional commercial loan officer. Losses and expenses of other real estate owned increased by $24,000 due to higher balances of other real estate owned, and occupancy and equipment expenses increased by $10,000 due to the opening of the new Plymouth, MA branch. Other expenses increased by $59,000 due to increased marketing costs associated with the new branch office and as a function of ATM conversion costs. Finally, data processing increased by $3,000.

Provision for Income Taxes:

The provision for income taxes increased by $4,000 for the three months ended July 31, 2009 when compared to the three months ended July 31, 2008. Effective income tax rates were 30.5% and 28.2% respectively in the 2009 and 2008 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	July 31, 2009	April 30, 2009	July 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$385	$345	$617
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	12	—	—

	$397	$345	$617

Loans past due over 90 days as a percentage of:
Net loans receivable	0.32%	0.26%	0.48%
Total assets	0.16%	0.14%	0.26%

Non-performing assets
**Non-accrual loans	$397	$345	$617
Real estate acquired by foreclosure	663	590	637

	$1,060	$935	$1,254

Non-performing assets as a percentage of:
Net loans receivable	0.86%	0.71%	0.99%
Total assets	0.43%	0.37%	0.52%

Allowance for loan losses	$1,286	$1,305	$1,376

Allowance for loan losses as a percentage of non-performing loans	323.93%	378.26%	223.01%

Allowance for loan losses as a percentage of net loans	1.05%	1.00%	1.08%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
May 1-31, 2009	—	—	—	84,979
June 1-30, 2009	594	7.73	594	84,385
July 1-31, 2009	100	6.61	100	84,285
TOTAL	694	7.57	694

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: September 10, 2009
/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)