Form 10-Q
period 2009-10-31
Mayflower Bancorp Inc
filed 2009-12-08
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 25, 2009

Common Stock $1.00 par value	2,083,412
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	April 30, 2009
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,236	$4,192
Federal funds sold and interest-bearing deposits	9,418	6,184

Total cash and cash equivalents	13,654	10,376
Investment securities:
Securities available-for-sale, at fair value	49,502	45,022
Securities held-to-maturity (fair value of $47,411 and $46,142, respectively)	46,252	45,239

Total investment securities	95,754	90,261
Loans receivable, net	121,892	131,111
Accrued interest receivable	987	1,022
Real estate held for investment	1,026	303
Real estate acquired by foreclosure	723	590
Premises and equipment, net	11,383	11,991
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	67	48
Deferred income taxes	697	1,017
Other assets	724	727

Total assets	$249,006	$249,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$216,523	$213,957
Advances and borrowings	10,877	13,888
Advances from borrowers for taxes and insurance	428	214
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	925	2,038

Total liabilities	228,863	230,207

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,083,412 at October 31, 2009 and 2,085,886 at April 30, 2009	2,083	2,086
Additional paid-in capital	4,307	4,311
Retained earnings	12,934	12,747
Accumulated other comprehensive income	819	194

Total stockholders’ equity	20,143	19,338

Total liabilities and stockholders’ equity	$249,006	$249,545

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest income:
Loans receivable	$1,857	$2,057	$3,804	$4,092
Securities held-to-maturity	455	484	902	971
Securities available-for-sale	538	600	1,068	1,247
Federal funds sold and interest-bearing deposits	4	16	7	31

Total interest income	2,854	3,157	5,781	6,341

Interest expense:
Deposits	852	1,118	1,805	2,327
Borrowed funds	121	177	257	359

Total interest expense	973	1,295	2,062	2,686

Net interest income	1,881	1,862	3,719	3,655

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	1,881	1,862	3,719	3,655

Noninterest income:
Loan origination and other loan fees	30	52	49	79
Customer service fees	186	200	370	384
Gain on sales of mortgage loans	81	45	270	64
Gain (loss) on sales and writedowns of investment securities	128	(1,930)	131	(1,944)
Other	71	56	134	110

Total noninterest income	496	(1,577)	954	(1,307)

Noninterest expense:
Compensation and fringe benefits	1,005	920	1,979	1,820
Occupancy and equipment	279	263	557	531
FDIC assessment	112	35	225	71
Data processing	84	85	171	169
Losses & expenses of other real estate owned	11	115	53	133
Other	488	428	956	837

Total noninterest expense	1,979	1,846	3,941	3,561

Income (loss) before income taxes	398	(1,561)	732	(1,213)

Provision for income taxes	96	(654)	198	(556)

Net income (loss)	$302	$(907)	$534	$(657)

Earnings (loss) per share (basic)	$0.15	$(0.44)	$0.26	$(0.32)

Earnings (loss) per share (diluted)	$0.15	$(0.44)	$0.26	$(0.32)

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889

Net loss for the six months ended October 31, 2008	—	—	(657)	—	(657)

Other comprehensive income, net of tax:
Change in unrealized loss on securities available-for-sale, net of deferred income taxes of $1,033,000	—	—	—	(2,029)	(2,029)

Reclassification adjustment for losses included in net income, net of deferred income taxes of $656,000	—	—	—	1,288	1,288

					(741)

Total comprehensive income (loss)	—	—	—	—	(1,398)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 5,266 shares of Company stock	(5)	(9)	(34)	—	(48)

Cash dividends ($.20 per share)	—	—	(418)	—	(418)

BALANCE, October 31, 2008	$2,088	$4,315	$12,480	$(845)	$18,038

BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the six months ended October 31, 2009	—	—	534	—	534

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $500,000	—	—	—	710	710

Reclassification adjustment for gains included in net income, net of deferred income taxes of $46,000	—	—	—	(85)	(85)

					625

Total comprehensive income	—	—	—	—	1,159

Purchase of 2,474 shares of Company stock	(3)	(4)	(13)	—	(20)

Cash dividends ($.16 per share)	—	—	(334)	—	(334)

BALANCE, October 31, 2009	$2,083	$4,307	$12,934	$819	$20,143

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$5,865	$6,465
Fees and other income received	801	630
Interest paid	(2,059)	(2,684)
Cash paid to suppliers and employees	(4,695)	(3,105)
Income taxes (paid) refunded	(351)	23

Net cash (used in) provided by operating activities	(439)	1,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	9,536	(1,747)
Purchases of available-for-sale securities	(16,306)	(7,832)
Proceeds from sales, calls, and maturities of available-for-sale securities	13,035	10,762
Purchase of held-to-maturity securities	(9,453)	(3,939)
Proceeds from maturities and calls of held-to-maturity securities	8,393	7,382
Proceeds from sales of other real-estate owned	40	—
Proceeds from sales of real-estate acquired by foreclosure	—	188
Capital additions to real-estate acquired by foreclosure	(133)	—
Purchases of premises and equipment	(745)	(234)
Other - net	(65)	23

Net cash provided by investing activities	4,302	4,603

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,566	(1,057)
Proceeds from advances and borrowings	—	3,000
Payments on advances and borrowings	(3,011)	(4,061)
Net increase in advances from borrowers for taxes and insurance	214	117
Issuance of common stock	—	13
Repurchase of Company stock	(20)	(48)
Dividends paid on common stock	(334)	(418)

Net cash used in financing activities	(585)	(2,454)

Net increase in cash and cash equivalents	3,278	3,478

Cash and cash equivalents - beginning of period	10,376	7,915

Cash and cash equivalents - end of period	$13,654	$11,393

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income (loss) to Net Cash

Provided by (Used in) Operating Activities

(Unaudited)

	Six months ended October 31,
	2009	2008
	(In Thousands)
Net income (loss)	$534	$(657)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	266	248
Provision for loan losses	—	—
Loss on other real-estate owned	29	—
Loss on real-estate acquired by foreclosure	—	100
Premium amortization	49	35
Amortization of intangible assets	7	7
Deferred income taxes	(134)	(538)
(Gain) loss on sales of investments	(131)	1,944
Decrease (increase) in accrued interest receivable	35	88
Decrease (increase) in prepaid expenses	41	27
Decrease (increase) in mortgage servicing rights	(45)	36
Decrease (increase) in refundable income taxes	(19)	5
Increase (decrease) in accrued expenses	(1,052)	38
Increase (decrease) in accrued interest payable	3	3
Increase (decrease) in deferred loan origination fees	(22)	(7)

Total adjustments	(973)	1,986

Net cash (used in) provided by operating activities	$(439)	$1,329

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain/loss on securities available-for-sale	$1,079	$(1,118)

Loans transferred to real estate acquired by foreclosure	$—	$—

Proceeds from sales of other real estate financed through loans	$314	$—

Transfer of premises and equipment to real estate held for investment	$1,094	$—

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (FASB ASC 815), which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in SFAS No. 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 825 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of FASB ASC 825 did not have a material effect on the Company’s financial position or results of operations, and the required disclosures have been included in this Quarterly Report on Form 10-Q.

In May 2009, the FASB issued Statement No. 165 (“SFAS 165”), “Subsequent Events” (FASB ASC 855). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on it’s financial position or results of operations. Management has reviewed events occurring through the date the interim financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued Statement No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (FASB ASC 105), or the codification, and, in doing so, authorized the Codification as the sole source for authoritative Generally Accepted Accounting Principles, (“GAAP”). FASB ASC 105 is effective for financial statements issued for reporting periods that end after September 15, 2009. It supersedes all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. The Company has evaluated the effect of the adoption of this standard and has concluded it had no material effect on the Company’s financial position or results of operations.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at October 31, 2009 and April 30, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	October 31, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$9,429	$41	$(1)	$9,469
Corporate debt securities	500	—	(18)	482
Municipal obligations	1,981	75	—	2,056
Mortgage-backed and related securities	34,722	1,524	—	36,246
Trust preferred securities	750	—	(227)	523
Marketable equity securities	748	67	(89)	726

	$48,130	$1,707	$(335)	$49,502

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$18,983	$106	$(5)	$19,084
Municipal obligations	2,914	85	(3)	2,996
Mortgage-backed and related securities	24,355	1,057	(81)	25,331

	$46,252	$1,248	$(89)	$47,411

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$6,498	$37	$—	$6,535
Corporate debt securities	1,000	—	(511)	489
Municipal obligations	1,985	59	—	2,044
Mortgage-backed and related securities	33,449	1,296	(1)	34,744
Trust preferred securities	750	—	(419)	331
Marketable equity securities	1,047	29	(197)	879

	$44,729	$1,421	$(1,128)	$45,022

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$15,555	$95	$(10)	$15,640
Municipal obligations	2,917	79	(19)	2,977
Mortgage-backed and related securities	26,767	826	(68)	27,525

	$45,239	$1,000	$(97)	$46,142

There was no impairment charge on investment securities during the six-month period ended October 31, 2009. During the six months ended October 31, 2008, the Company recorded a gross other-than-temporary impairment charge of $1.9 million relating to its investment in preferred stock and auction

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). The net after tax impact to earnings as a result of this charge was $1.2 million.

D.	Fair Values of Financial Instruments

Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments” (FASB ASC 825), requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

The carrying amount of accrued interest receivable approximates its fair value.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

The estimated fair values of the Company’s financial instruments at October 31, 2009 and April 30, 2009 were as follows:

	October 31, 2009		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,236	$4,236	$4,192	$4,192
Federal funds sold and interest-bearing deposits	9,418	9,418	6,184	6,184
Investment securities	95,754	96,913	90,261	91,164
Loans, net	121,892	119,641	131,111	133,190
Accrued interest receivable	987	987	1,022	1,022
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	216,523	217,013	213,957	215,134
Advances and borrowings	10,877	11,549	13,888	14,679

E.	Fair Value Measurement

SFAS No. 157 (FASB ASC 820) was implemented by the Company effective May 1, 2008. SFAS No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels:

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

The following is a description of the company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or non-recurring basis:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available. If quoted prices are not available, fair values are measured using pricing models.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

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

The balances of assets and liabilities measured at fair value on a recurring basis as of October 31, 2009, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$49,502	$—	$49,502	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2009, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$2,014	$—	$2,014	$—

Real estate acquired by foreclosure	$723	$—	$723	$—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2009 and 2008

F.	Real Estate Held for Investment

Real estate held for investment includes costs approximating $729,000 for two office units constructed with the Obery Street branch in Plymouth, Massachusetts. The Company anticipates selling these units during the current fiscal year.

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

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in their analysis of which, if any, securities might be classified as other-than-temporarily impaired, including industry analyst reports, sector credit ratings, volatility in market price and other relevant information such as: financial condition, earnings capacity, near term prospects of the issuing company, length of time and extent to which the market value has been less than cost, and whether the instrument is performing in accordance with its terms.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At October 31, 2009 and April 30, 2009, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under regulatory all requirements.

Financial Condition:

At October 31, 2009, the Company’s total assets were $249.0 million as compared to $249.5 million at April 30, 2009, a decrease of $539,000. During the six months ended October 31, 2009, total loans decreased by $9.2 million while total investment securities increased by $5.5 million and cash and cash equivalent balances increased by $3.3 million.

During the six months ended October 31, 2009, continuing low interest rates resulted in increased residential mortgage lending, as the Company originated $12.0 million in residential mortgages as compared to $9.5 million originated for the same period one year ago. During the six months, the Company sold $14.3 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $270,000. This compares to sales of $2.5 million for the prior year period which resulted in gains of $64,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $6.2 million decrease (or 11.3%) in residential loan balances as compared to April 30, 2009.

Additionally, since April 30, 2009, other loan categories have also decreased. Construction loan balances outstanding decreased by $2.7 million or 51.4%, home equity loans and lines of credit decreased by $881,000 or 3.8%, and personal loans decreased by $140,000 or 8.0%. These reductions were partially offset by an increase of $536,000 or 1.1% in commercial loans and mortgages. In aggregate, net loans outstanding decreased by $9.2 million from $131.1 million at April 30, 2009 to $121.9 million at October 31, 2009.

The overall strength of the Company’s loan portfolio will continue to rely heavily on the health of the New England and local economies. In addition, commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of underlying collateral, if any.

Non-performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of October 31, 2009, non-performing assets totaled $2.5 million, compared to $935,000 at April 30, 2009. The increase in non-performing assets is due to an increase of $1.4 million in non-performing loans and an increase of $133,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve some previously classified non-performing loans and charged-off others. Also, during the six months, additional loans were classified as non-performing, including one commercial mortgage totaling $1.4 million. The property securing this mortgage is located in the Company’s primary market area, and was appraised in March 2009 for $2.2 million. At October 31, 2009, non-performing assets represented 1.00% of total assets compared to 0.37% of total assets at April 30, 2009.

At October 31, 2009, the Company’s allowance for loan losses was $1,235,000, which represented 1.01% of net loans receivable and 69.5% of non-performing loans at that date. This compares to $1,305,000 at April 30, 2009, which represented 1.00% of net loans receivable and 378.3% of non-performing loans. During the six months, the Company charged off $21,000 in residential mortgages, $30,000 in home equity lines of credit, $12,000 in personal loans, and $7,000 in commercial loans. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at October 31, 2009 and April 30, 2009. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $2.6 million due primarily to growth of $4.0 million in money market deposit accounts and $5.2 million in checking and savings accounts, partially offset by a reduction of $6.7 million in certificates of deposit. Additionally, during the six months, advances and borrowings decreased by $3.0 million, from $13.9 million at April 30, 2009 to $10.9 million at October 31, 2009.

Total stockholders’ equity increased by $805,000 when compared to April 30, 2009. The increase in total equity is due to net income of $534,000 for the six-months and an increase of $625,000 in the net unrealized gain on securities available-for-sale. A $0.16 per share dividend to shareholders totaling $334,000 and Company stock repurchases totaling $20,000 partially offset these increases in total equity.

Results of Operations:

Comparison of the three months ended October 31, 2009 and October 31, 2008.

General:

Net income for the three months ended October 31, 2009 was $302,000 compared with a net loss of $907,000 for the three months ended October 31, 2008. Net interest income increased by $19,000, total non-interest income increased by $2.1 million, and total non-interest expense increased by $133,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended October 31, 2009, the Company’s net interest margin increased from 3.32% to 3.35%. This increase in net interest margin is partially the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

			Three months ended October 31,
	2009			2008
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$121,677	$1,857	6.10%	$127,276	$2,057	6.46%
Investment securities	96,075	993	4.13%	91,550	1,084	4.74%
Short-term investments and interest bearing deposits	6,949	4	0.23%	5,265	16	1.22%

All interest-earning assets	$224,701	$2,854	5.08%	$224,091	$3,157	5.64%

Interest-bearing liabilities:
Deposits	213,372	852	1.60%	202,770	1,118	2.21%
Borrowed funds	11,811	121	4.10%	17,635	177	4.01%

All interest-bearing liabilities	$225,183	973	1.73%	$220,405	1,295	2.35%

Net interest income		$1,881			$1,862

Weighted average interest rate spread (2)			3.35%			3.29%

Net interest margin			3.35%			3.32%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended October 31,
	2009 vs. 2008
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(200)	$(90)	$(115)	$5
Investment securities	(91)	54	(138)	(7)
Short-term investments	(12)	5	(13)	(4)

Total	(303)	(31)	(266)	(6)

Interest expense:
Deposits	(266)	58	(308)	(16)
Borrowed funds	(56)	(59)	4	(1)

Total	(322)	(1)	(304)	(17)

Increase (decrease) in net interest income	$19	$(30)	$38	$11

Interest and Dividend Income:

Total interest and dividend income decreased by $303,000, or 9.6%, for the three months ended October 31, 2009. Interest income from loans decreased by $200,000. This decrease was due to a reduction in the average rate earned on loans, from 6.46% to 6.10% on an annualized basis, and by a decrease of $5.6 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $91,000 as a result of a decrease in the average yield earned, from 4.74% in the 2008 quarter to 4.13% in the 2009 quarter, as offset by an increase of $4.5 million in the average balance of investments. Interest on short-term investments decreased by $12,000 due to a decrease in the average yield earned, from 1.22% in the 2008 quarter to 0.23% in the 2009 quarter, offset by an increase of $1.7 million in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $322,000, or 24.9%, to $973,000 for the three months ended October 31, 2009. Interest expense on deposits decreased by $266,000 as a result of a decrease in the average rate paid, from 2.21% to 1.60%, offset by an increase of $10.6 million in the average balance of deposits. Interest expense on borrowed funds decreased by $56,000, or 31.6%, for the three months ended October 31, 2009. This decrease was due to a decrease of $5.8 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.01% in the October 2008 three-month period to 4.10% in the October 2009 three-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the quarter ended October 31, 2009 and the quarter ended October 31, 2008. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $2.1 million for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. This was due to a change in gains/losses on sales and writedowns of investment securities, from a loss of $1.9 million in the prior year quarter to a gain of $128,000 in the current year quarter. This increase was due to the prior-year recognition of an other-than-temporary impairment charge of $1.9 million relating to the Company’s investment in the preferred stock and auction rate preferred stock issued by Fannie Mae and Freddie Mac recorded during the prior year quarter ended October 31, 2008.

Additionally, non-interest income increased due to an increase of $36,000 in gains on sales of loans and an increase of $15,000 in other income. These increases were offset by a decrease of $22,000 in loan origination and other loan fees, a result of increased amortization of the mortgage servicing asset as a function of residential mortgage refinance activity.

Non-interest Expense:

Non-interest expense increased by $133,000 or 7.2% for the quarter ended October 31, 2009. This increase was comprised of an increase of $77,000 in FDIC assessment expense, a result of an increase in the cost of FDIC deposit insurance premiums. Additionally, salary and benefit expense increased by $85,000 due to employees hired to staff the new branch in Plymouth, MA and to the hiring of an additional commercial loan officer. Additionally, other expenses increased by $60,000 due to increased advertising and promotion costs for the new Plymouth branch location, while occupancy and equipment expense increased by $16,000. These increases were offset by a decrease of $104,000 in losses and expenses of foreclosed real estate, due to the prior year write-down of foreclosed property.

Provision for Income Taxes:

The provision for income taxes was $96,000 for the three months ended October 31, 2009 compared to a tax benefit of $654,000 for the three months ended October 31, 2008, due to the increase in net income for the current quarter. Effective income tax rates were 24.1% and 41.9% respectively in the 2009 and 2008 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the six months ended October 31, 2009 and October 31, 2008.

General:

Net income for the six months ended October 31, 2009 was $534,000 compared to a net loss of $657,000 for the six months ended October 31, 2008. Net interest income increased by $64,000, total non-interest income increased by $2.3 million, and total non-interest expense increased by $380,000.

During the six months ended October 31, 2009, the Company’s net interest margin increased from 3.26% to 3.30%. This margin increase is primarily the result of the repricing of certificate of deposit accounts into lower yielding instruments.

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

			Six months ended October 31,
	2009			2008
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$124,873	$3,804	6.09%	$127,216	$4,092	6.43%
Investment securities	93,730	1,970	4.20%	93,092	2,218	4.77%
Short-term investments and interest-bearing deposits	6,555	7	0.21%	4,242	31	1.46%

All interest-earning assets	$225,158	$5,781	5.14%	$224,550	$6,341	5.65%

Interest-bearing liabilities:
Deposits	212,912	1,805	1.70%	202,705	2,327	2.30%
Borrowed funds	12,386	257	4.15%	17,673	359	4.06%

All interest-bearing liabilities	$225,298	2,062	1.83%	$220,378	2,686	2.44%

Net interest income		$3,719			$3,655

Weighted average interest rate spread (2)			3.31%			3.21%

Net interest margin			3.30%			3.26%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Six months ended October 31,
	2008 vs. 2009
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(288)	$(75)	$(217)	$4
Investment securities	(248)	15	(261)	(2)
Short-term investments	(24)	17	(27)	(14)

Total	(560)	(43)	(505)	(12)

Interest expense:
Deposits	(522)	117	(608)	(31)
Borrowed funds	(102)	(107)	7	(2)

Total	(624)	10	(601)	(33)

Increase (decrease) in net interest income	$64	$(53)	$96	$21

Interest and Dividend Income:

Interest and dividend income decreased by $560,000 or 8.8% to $5.8 million for the six months ended October 31, 2009 from $6.3 million for the six months ended October 31, 2008. Interest income from loans decreased by $288,000. This decline was due to a decrease of $2.3 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.43% to 6.09% on an annualized basis. Interest and dividend income on investment securities decreased by $248,000 as a result of a decrease in the average yield earned, from 4.77% in 2008 to 4.20% in 2009, offset by an increase of $639,000 in the average balance of investments. Interest on short-term investments decreased by $24,000 as a result of a decrease in the average yield earned, from 1.46% in the 2008 six-month period to 0.21% in the 2009 six-month period, offset by an increase of $2.3 million in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $624,000 or 23.2% to $2.1 million for the six months ended October 31, 2009 from $2.7 million for the six months ended October 31, 2008. Interest expense on deposits decreased by $522,000 or 22.4% as a result of a decrease in the average rate paid, from 2.30% in the 2008 six-month period to 1.70% in the 2009 six-month period, offset by an increase of $10.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $102,000 or 28.4% for the six months ended October 31, 2009. This decrease was due to a decrease in the average balance of borrowed funds, from $17.7 million in the 2008 six-month period to $12.4 million in the 2009 six-month period offset by an increase in the average rate paid on borrowed funds, from 4.06% in the October 2008 six-month period to 4.15% in the October 2009 six-month period.

Provision for Loan Losses:

The provision for loan losses was zero for the six months ended October 31, 2009 and October 31, 2008. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $2.3 million, for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. This was due to a change in gains/losses on sales and writedowns of investment securities, from a loss of $1.9 million in the prior year six-month period to a gain of $131,000 in the current year six-month period. This increase was due to the previously discussed other-than-temporary impairment charge of $1.9 million recorded during the prior year period relating to the Company’s investment in the preferred stock and auction rate preferred stock issued by Fannie Mae and Freddie Mac.

Additionally, non-interest income increased due to an increase of $206,000 in gains on sales of loans and an increase of $24,000 in other income. The improvement in gains on sales of loans was due to increased one-to-four family residential mortgage originations and subsequent mortgage sale activity. These increases were partially offset by a decrease of $30,000 in loan origination and other loan fees, a result of increased amortization of the mortgage servicing asset, and by a decrease in customer service fees.

Non-interest Expense:

Non-interest expense increased by $380,000 for the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. During the six-month period, salary and benefit expense increased by $159,000 due to employees hired to staff the new Plymouth, MA branch, the hiring of an additional commercial lender, and increases in other benefit costs. Additionally, FDIC assessment expense increased by $154,000 due to increased FDIC deposit insurance premiums and the FDIC special assessment of $114,000 paid in September 2009. Other expenses increased by $119,000 due to increased advertising and promotion expense associated with the new branch and due to ATM conversion costs; and finally, occupancy and equipment expense increased by $26,000. These increases were offset by a reduction of $80,000 in losses and expenses of other real estate owned expense. This decrease is due to a prior year write down in the balance of foreclosed property.

Provision for Income Taxes:

The provision for income taxes was $198,000 for the six months ended October 31, 2009 compared to a tax benefit of $556,000 for the six months ended October 31, 2008. This increase was due to the improvement net income before taxes. Effective income tax rates were 27.0% and 45.8% respectively in the 2009 and 2008 periods. The lower effective tax rate in comparison to statutory rates for the 2009 period is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	October 31, 2009	April 30, 2009	October 31, 2008
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$354	$345	$—
Commercial and construction mortgages	—	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$354	$345	$—

Loans past due over 90 days as a percentage of:
Net loans receivable	0.29%	0.26%	—
Total assets	0.14%	0.14%	—

Non-performing assets
**Non-accrual loans	$1,777	$345	$—
Real estate acquired by foreclosure	723	590	317

	$2,500	$935	$317

Non-performing assets as a percentage of:
Net loans receivable	2.05%	0.71%	0.25%
Total assets	1.00%	0.37%	0.13%

Allowance for loan losses	$1,235	$1,305	$1,378

Allowance for loan losses as a percentage of non-performing loans	69.50%	378.26%	N/A

Allowance for loan losses as a percentage of net loans	1.01%	1.00%	1.08%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

PART II

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
August 1-31, 2009	100	$7.75	100	84,185
September 1-30, 2009	1,510	7.93	1,510	82,675
October 1-31, 2009	170	7.39	170	82,505

TOTAL	1,780	7.87	1,780	82,505

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On August 25, 2009, the Company held its Annual Meeting of Stockholders. The item on the agenda was the election of four directors. The results were as follows:

Nominees	Votes For	Votes Withheld
Charles N. Decas	1,709,258	82,114
Joseph B. Monteiro	1,580,936	210,436
Edward M. Pratt	1,709,358	82,014
Geoffrey T. Stewart	1,712,538	78,834

There were no broker non-votes on the matter.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: December 8, 2009

/S/ EDWARD M. PRATT
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/S/ MARIA VAFIADES
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)