Form 10-Q
period 2010-01-31
Mayflower Bancorp Inc
filed 2010-03-10
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of January 25, 2010

Common Stock $1.00 par value	2,081,424
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I	- Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2010	April 30, 2009
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,198	$4,192
Federal funds sold and interest-bearing deposits	3,245	6,184

Total cash and cash equivalents	9,443	10,376
Investment securities:
Securities available-for-sale, at fair value	47,450	45,022
Securities held-to-maturity (fair value of $48,965 and $46,142, respectively)	47,767	45,239

Total investment securities	95,217	90,261
Loans receivable, net	122,758	131,111
Accrued interest receivable	1,065	1,022
Real estate held for investment	1,023	303
Real estate acquired by foreclosure	647	590
Premises and equipment, net	11,257	11,991
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	48	48
Deferred income taxes	666	1,017
Other assets	1,781	727

Total assets	$246,004	$249,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$215,841	$213,957
Advances and borrowings	8,500	13,888
Advances from borrowers for taxes and insurance	311	214
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	876	2,038

Total liabilities	225,638	230,207

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,081,424 at January 31, 2010 and 2,085,886 at April 30, 2009	2,081	2,086
Additional paid-in capital	4,304	4,311
Retained earnings	13,118	12,747
Accumulated other comprehensive income	863	194

Total stockholders’ equity	20,366	19,338

Total liabilities and stockholders’ equity	$246,004	$249,545

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest income:
Loans receivable	$1,818	$2,050	$5,622	$6,142
Securities held-to-maturity	460	458	1,362	1,429
Securities available-for-sale	504	591	1,572	1,838
Federal funds sold and interest-bearing deposits	4	2	11	33

Total interest income	2,786	3,101	8,567	9,442

Interest expense:
Deposits	605	1,060	2,410	3,387
Borrowed funds	101	170	358	529

Total interest expense	706	1,230	2,768	3,916

Net interest income	2,080	1,871	5,799	5,526

Provision for loan losses	75	—	75	—

Net interest income after provision for loan losses	2,005	1,871	5,724	5,526

Noninterest income:
Loan origination and other loan fees	37	50	86	129
Customer service fees	175	160	545	544
Gain on sales of mortgage loans	73	217	343	281
Gain (loss) on sales and writedowns of investment securities	28	—	159	(1,944)
Other	62	57	196	167

Total noninterest income	375	484	1,329	(823)

Noninterest expense:
Compensation and fringe benefits	997	908	2,976	2,728
Occupancy and equipment	277	279	834	810
FDIC assessment	74	51	299	122
Data processing	92	91	263	260
Losses & expenses of other real estate owned	15	12	68	145
Other	433	425	1,389	1,262

Total noninterest expense	1,888	1,766	5,829	5,327

Income (loss) before income taxes	492	589	1,224	(624)

Provision for income taxes	176	202	374	(354)

Net income (loss)	$316	$387	$850	$(270)

Earnings (loss) per share (basic)	$0.15	$0.19	$0.41	$(0.13)

Earnings (loss) per share (diluted)	$0.15	$0.19	$0.41	$(0.13)

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2008	$2,092	$4,312	$13,589	$(104)	$19,889

Net loss for the nine months ended January 31, 2009	—	—	(270)	—	(270)
Other comprehensive income, net of tax:

Change in unrealized gain/loss on securities available- for-sale, net of deferred income taxes of $573,000	—	—	—	(1,125)	(1,125)
Reclassification adjustment for losses included in net income, net of deferred income taxes of $656,000	—	—	—	1,288	1,288

					163

Total comprehensive income (loss)	—	—	—	—	(107)

Issuance of 1,500 shares $1 par value common stock	1	12	—	—	13

Purchase of 5,266 shares of Company stock	(5)	(9)	(34)	—	(48)

Cash dividends ($.30 per share)	—	—	(627)	—	(627)

BALANCE, January 31, 2009	$2,088	$4,315	$12,658	$59	$19,120

BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the nine months ended January 31, 2010	—	—	850	—	850

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $540,000	—	—	—	773	773

Reclassification adjustment for gains included in net income, net of deferred income taxes of $55,000	—	—	—	(104)	(104)

					669

Total comprehensive income	—	—	—	—	1,519

Purchase of 4,462 shares of Company stock	(5)	(7)	(21)	—	(33)

Cash dividends ($.22 per share)	—	—	(458)	—	(458)

BALANCE, January 31, 2010	$2,081	$4,304	$13,118	$863	$20,366

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$8,615	$9,603
Fees and other income received	1,169	1,097
Interest paid	(2,770)	(3,907)
Cash paid to suppliers and employees	(7,556)	(4,793)
Income taxes paid	(507)	(353)

Net cash (used in) provided by operating activities	(1,049)	1,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	8,708	(6,739)
Purchases of available-for-sale securities	(20,731)	(9,316)
Proceeds from sales,calls, and maturities of available-for-sale securities	19,601	14,019
Purchase of held-to-maturity securities	(15,402)	(4,945)
Proceeds from maturities and calls of held-to-maturity securities	12,798	11,848
Proceeds from sales of other real-estate owned	40	—
Proceeds from sales of real-estate acquired by foreclosure	25	127
Capital additions to real-estate acquired by foreclosure	(216)	—
Purchases of premises and equipment	(749)	(1,161)
Other - net	(60)	74

Net cash provided by investing activities	4,014	3,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,884	2,795
Proceeds from advances and borrowings	—	3,000
Payments on advances and borrowings	(5,388)	(5,766)
Net increase in advances from borrowers for taxes and insurance	97	180
Issuance of common stock	—	13
Repurchase of Company stock	(33)	(48)
Dividends paid on common stock	(458)	(627)

Net cash used in financing activities	(3,898)	(453)

Net (decrease) increase in cash and cash equivalents	(933)	5,101

Cash and cash equivalents - beginning of period	10,376	7,915

Cash and cash equivalents - end of period	$9,443	$13,016

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income (loss) to Net Cash

(Used in) Provided by Operating Activities

(Unaudited)

	Nine months ended January 31,
	2010	2009
	(In Thousands)
Net income (loss)	$850	$(270)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	398	369
Provision for loan losses	75	—
Loss on other real-estate owned	29	—
Loss on real-estate acquired by foreclosure	—	100
Premium amortization	91	37
Amortization of intangible assets	11	11
Deferred income taxes	(134)	(1,023)
(Gain) loss on sales of investments	(159)	1,944
Decrease (increase) in accrued interest receivable	(43)	125
Decrease (increase) in prepaid expenses	(1,021)	(29)
Decrease (increase) in mortgage servicing rights	(38)	1
Decrease (increase) in refundable income taxes	—	209
Increase (decrease) in accrued expenses	(1,106)	82
Increase (decrease) in accrued income taxes	—	107
Increase (decrease) in accrued interest payable	(1)	9
Increase (decrease) in deferred loan origination fees	(1)	(25)

Total adjustments	(1,899)	1,917

Net cash (used in) provided by operating activities	$(1,049)	$1,647

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain/loss on securities available-for-sale	$1,154	$246

Loans transferred to real estate acquired by foreclosure	$—	$—

Proceeds from sales of other real estate financed through loans	$314	$—

Proceeds from sales of other real estate acquired by foreclosure financed through loans	$140	$—

Transfer of premises and equipment to real estate held for investment	$1,094	$—

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments” (FASB ASC 825). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FASB ASC 825 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of FASB ASC 825 did not have a material effect on the Company’s financial position or results of operations, and the required disclosures have been included in this Quarterly Report on Form 10-Q.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures About Fair Value Measurements”, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on it’s consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

C. Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at January 31, 2010 and April 30, 2009 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	January 31, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$8,250	$30	$(3)	$8,277
Corporate debt securities	500	—	—	500
Municipal obligations	1,979	78	—	2,057
Mortgage-backed and related securities	33,776	1,510	—	35,286
Trust preferred securities	750	—	(169)	581
Marketable equity securities	748	54	(53)	749

	$46,003	$1,672	$(225)	$47,450

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$18,218	$72	$(5)	$18,285
Municipal obligations	2,913	90	(1)	3,002
Mortgage-backed and related securities	26,636	1,062	(20)	27,678

	$47,767	$1,224	$(26)	$48,965

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	April 30, 2009
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$6,498	$37	$—	$6,535
Corporate debt securities	1,000	—	(511)	489
Municipal obligations	1,985	59	—	2,044
Mortgage-backed and related securities	33,449	1,296	(1)	34,744
Trust preferred securities	750	—	(419)	331
Marketable equity securities	1,047	29	(197)	879

	$44,729	$1,421	$(1,128)	$45,022
HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$15,555	$95	$(10)	$15,640
Municipal obligations	2,917	79	(19)	2,977
Mortgage-backed and related securities	26,767	826	(68)	27,525

	$45,239	$1,000	$(97)	$46,142

There was no impairment charge on investment securities during the nine-month period ended January 31, 2010. During the nine months ended January 31, 2009, the Company recorded a gross other-than-temporary impairment charge of $1.9 million relating to its investment in preferred stock and auction

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

rate preferred stock issued by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). The net after tax impact to earnings as a result of this charge was $1.2 million.

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

January 31, 2010 and 2009

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2008

The estimated fair values of the Company’s financial instruments at January 31, 2010 and April 30, 2009 were as follows:

	January 31, 2010		April 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$6,198	$6,198	$4,192	$4,192
Federal funds sold and interest-bearing deposits	3,245	3,245	6,184	6,184
Investment securities	95,217	96,415	90,261	91,164
Loans, net	122,758	119,804	131,111	133,190
Accrued interest receivable	1,065	1,065	1,022	1,022
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	215,841	216,281	213,957	215,134
Advances and borrowings	8,500	9,059	13,888	14,679

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010 and 2009

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

The balances of assets and liabilities measured at fair value on a recurring basis as of January 31, 2010, were as follows:

(In thousands)	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Securities available-for-sale	$47,450	$—	$47,450	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2010, were as follows:

(In thousands)	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Impaired loans	$2,013	$—	$2,013	$—
Real estate acquired by foreclosure	$647	$—	$647	$—

F. Real Estate Held for Investment

Real estate held for investment includes costs approximating $729,000 for two office units constructed with the Obery Street branch in Plymouth, Massachusetts. The Company anticipates selling these units during the current fiscal year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2009. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At January 31, 2010 and April 30, 2009, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At January 31, 2010, the Company’s total assets were $246.0 million as compared to $249.5 million at April 30, 2009, a decrease of $3.5 million. During the nine months ended January 31, 2010, net loans outstanding decreased by $8.3 million while total investment securities increased by $5.0 million.

During the nine months ended January 31, 2010, continuing low interest rates resulted in considerable levels of residential mortgage lending, as the Company originated $16.9 million in residential mortgages as compared to $18.3 million originated for the same period one year ago. During the nine months, the Company sold $17.9 million of fixed-rate residential loans in the secondary mortgage market, resulting in gains of $343,000. This compares to sales of $10.4 million for the prior year period which resulted in gains of $281,000. This activity, combined with other mortgage payoffs, primarily of adjustable rate mortgages, and regularly scheduled amortization, resulted in a $6.9 million decrease (or 12.6%) in residential loan balances as compared to April 30, 2009.

Additionally, since April 30, 2009, other loan categories have also decreased. Construction loan balances outstanding decreased by $1.5 million or 28.2% due to a strategic decision to decrease exposure to construction lending, home equity loans and lines of credit decreased by $956,000 or 4.2%, and personal loans decreased by $126,000 or 7.2%. These reductions were partially offset by an increase of $1.0 million or 2.2% in commercial loans and mortgages. In aggregate, net loans outstanding decreased by $8.3 million from $131.1 million at April 30, 2009 to $122.8 million at January 31, 2010.

Non-performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of January 31, 2010, non-performing assets totaled $2.1 million, compared to $935,000 at April 30, 2009. The increase in non-performing assets is comprised of an increase of $1.1 million in non-performing loans and an increase of $57,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. Also, during the nine months, additional loans were classified as non-performing, including one commercial mortgage totaling $1.4 million. The property securing this mortgage is located in the Company’s primary market area and is scheduled for foreclosure during the Company’s fourth quarter. At January 31, 2010, non-performing assets represented 0.84% of total assets compared to 0.37% of total assets at April 30, 2009.

At January 31, 2010, the Company’s allowance for loan losses was $1,266,000, which represented 1.03% of net loans receivable and 88.9% of non-performing loans at that date. This compares to $1,305,000 at April 30, 2009, which represented 1.00% of net loans receivable and 378.3% of non-performing loans. During the nine months, the Company provided $75,000 to replenish the reserve and charged off $21,000 in residential mortgages, $30,000 in home equity lines of credit, $12,000 in personal loans, and $51,000 in commercial loans. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at January 31, 2010 and April 30, 2009. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $1.9 million due primarily to growth of $13.6 million in money market deposit accounts and $4.0 million in checking and savings accounts, partially offset by a reduction of $15.7 million in certificates of deposit. Additionally, during the nine months, wholesale advances and other borrowings decreased by $5.4 million, from $13.9 million at April 30, 2009 to $8.5 million at January 31, 2010.

Total stockholders’ equity increased by $1.0 million when compared to April 30, 2009. The increase in total equity is due to net income of $850,000 for the nine-months and an increase of $669,000 in the net unrealized gain on securities available-for-sale. A $0.22 per share dividend to shareholders totaling $458,000 and Company stock repurchases totaling $33,000 partially offset these increases in total equity.

Results of Operations:

Comparison of the three months ended January 31, 2010 and January 31, 2009.

General:

Net income for the three months ended January 31, 2010 was $316,000 compared with net income of $387,000 for the three months ended January 31, 2009, a decrease of $71,000 or 18.3%. Net interest income increased by $209,000, the provision for loan losses increased by $75,000, total non-interest income decreased by $109,000, and total non-interest expense increased by $122,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2010, the Company’s net interest margin increased from 3.34% to 3.71%. This increase in net interest margin is partially the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

	Three months ended January 31,
	2010			2009
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$121,957	$1,818	5.96%	$130,265	$2,050	6.29%
Investment securities	96,414	964	4.00%	87,205	1,049	4.81%
Short-term investments and interest bearing deposits	5,700	4	0.28%	6,597	2	0.12%

All interest-earning assets	$224,071	$2,786	4.97%	$224,067	$3,101	5.54%

Interest-bearing liabilities:
Deposits	214,689	605	1.13%	204,509	1,060	2.07%
Borrowed funds	10,016	101	4.03%	17,052	170	3.99%

All interest-bearing liabilities	$224,705	706	1.26%	$221,561	1,230	2.22%

Net interest income		$2,080			$1,871

Weighted average interest rate spread (2)			3.71%			3.32%

Net interest margin			3.71%			3.34%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended January 31,
	2010 vs. 2009
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(232)	$(131)	$(108)	$7
Investment securities	(85)	111	(177)	(19)
Short-term investments	2	—	2	—

Total	(315)	(20)	(283)	(12)

Interest expense:
Deposits	(455)	53	(484)	(24)
Borrowed funds	(69)	(70)	2	(1)

Total	(524)	(17)	(482)	(25)

Increase (decrease) in net interest income	$209	$(3)	$199	$13

Interest and Dividend Income:

Total interest and dividend income decreased by $315,000, or 10.2%, for the three months ended January 31, 2010. Interest income from loans decreased by $232,000. This decrease was due to a reduction in the average rate earned on loans, from 6.29% to 5.96% on an annualized basis, and by a decrease of $8.3 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $85,000 as a result of a decrease in the average yield earned, from 4.81% in the quarter ended January 31, 2009 to 4.00% in the quarter ended January 31, 2010, as offset by an increase of $9.2 million in the average balance of investments. Interest on short-term investments increased by $2,000 due to an increase in the average yield earned, from 0.12% in the 2009 quarter to 0.28% in the 2010 quarter, offset by a decrease of $897,000 in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $524,000, or 42.6%, to $706,000 for the three months ended January 31, 2010. Interest expense on deposits decreased by $455,000 as a result of a decrease in the average rate paid, from 2.07% to 1.13%, offset by an increase of $10.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $69,000, or 40.6%, for the three months ended January 31, 2010. This decrease was due to a decrease of $7.0 million in the average balance of advances outstanding, offset by a slight increase in the average rate paid on borrowed funds, from 3.99% in the January 2009 three-month period to 4.03% in the January 2010 three-month period.

Provision for Loan Losses:

The provision for loan losses was $75,000 for the quarter ended January 31, 2010, compared to zero for the quarter ended January 31, 2009. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $109,000 for the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. This decrease was primarily due to a reduction of $144,000 in gains on sales of loans and a reduction of $13,000 in loan origination fees. During the prior year quarter, a reduction of interest rates allowed the Company to sell $7.9 million of newly originated fixed-rate residential mortgages, realizing total profits of $217,000. Sales for the current year quarter totaled $3.6 million with gains of $73,000. These reductions in non-interest income were offset by an increase of $15,000 in customer service fees due to increases in return check fees collected and ATM surcharges, and by an increase of $28,000 on gains on sales of investment securities. Finally, other income increased by $5,000.

Non-interest Expense:

Non-interest expense increased by $122,000 or 6.9% for the quarter ended January 31, 2010. This increase included an increase of $23,000 in FDIC assessment expense, a result of an increase in the cost of FDIC deposit insurance premiums. Additionally, salary and benefit expense increased by $89,000 due to employees hired to staff the new branch in Plymouth, MA, the hiring of an additional commercial loan officer, and the increase of other benefit costs. Additionally, other expenses increased by $8,000, losses and expenses of foreclosed real estate increased by $3,000, and data processing increased by $1,000.

Provision for Income Taxes:

The provision for income taxes decreased by $26,000 for the three months ended January 31, 2010 when compared to the three months ended January 31, 2009, due to the decrease in net income before taxes. Effective income tax rates were 35.8% and 34.3% respectively in the 2010 and 2009 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and by dividends received deductions on dividend income generated by the Company’s marketable equity portfolio.

Results of Operations:

Comparison of the nine months ended January 31, 2010 and January 31, 2009.

General:

Net income for the nine months ended January 31, 2010 was $850,000 compared to a net loss of $270,000 for the nine months ended January 31, 2009. Net interest income increased by $273,000, the provision for loan losses increased by $75,000, total non-interest income increased by $2.2 million, and total non-interest expense increased by $502,000.

During the nine months ended January 31, 2010, the Company’s net interest margin increased from 3.28% to 3.44%. This margin increase is primarily the result of the repricing of certificate of deposit accounts into lower yielding instruments.

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

	Nine months ended January 31,
	2010			2009
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$123,901	$5,622	6.05%	$128,232	$6,142	6.39%
Investment securities	94,625	2,934	4.13%	91,129	3,267	4.78%
Short-term investments and interest-bearing deposits	6,270	11	0.23%	5,027	33	0.88%

All interest-earning assets	$224,796	$8,567	5.08%	$224,388	$9,442	5.61%

Interest-bearing liabilities:
Deposits	213,504	2,410	1.51%	203,306	3,387	2.22%
Borrowed funds	11,596	358	4.12%	17,466	529	4.04%

All interest-bearing liabilities	$225,100	2,768	1.64%	$220,772	3,916	2.37%

Net interest income		$5,799			$5,526

Weighted average interest rate spread (2)			3.44%			3.24%

Net interest margin			3.44%			3.28%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Nine months ended January 31,
	2009 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(520)	$(207)	$(324)	$11
Investment securities	(333)	125	(441)	(17)
Short-term investments	(22)	8	(24)	(6)

Total	(875)	(74)	(789)	(12)

Interest expense:
Deposits	(977)	170	(1,092)	(55)
Borrowed funds	(171)	(178)	10	(3)

Total	(1,148)	(8)	(1,082)	(58)

Increase (decrease) in net interest income	$273	$(66)	$293	$46

Interest and Dividend Income:

Interest and dividend income decreased by $875,000 or 9.3% to $8.6 million for the nine months ended January 31, 2010 from $9.4 million for the nine months ended January 31, 2009. Interest income from loans decreased by $520,000. This decline was due to a decrease of $4.3 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.39% to 6.05% on an annualized basis. Interest and dividend income on investment securities decreased by $333,000 as a result of a decrease in the average yield earned, from 4.78% in 2009 to 4.13% in 2010, offset by an increase of $3.5 million in the average balance of investments. Interest on short-term investments decreased by $22,000 as a result of a decrease in the average yield earned, from 0.88% in the 2009 nine-month period to 0.23% in the 2010 nine-month period, offset by an increase of $1.2 million in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $1.1 million or 29.3% to $2.8 million for the nine months ended January 31, 2010 from $3.9 million for the nine months ended January 31, 2009. Interest expense on deposits decreased by $977,000 or 28.8% as a result of a decrease in the average rate paid, from 2.22% in the 2009 nine-month period to 1.51% in the 2010 nine-month period, offset by an increase of $10.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $171,000 or 32.3% for the nine months ended January 31, 2010. This decrease was due to a decrease in the average balance of borrowed funds, from $17.5 million in the 2009 nine-month period to $11.6 million in the 2010 nine-month period offset by an increase in the average rate paid on borrowed funds, from 4.04% in the January 2009 nine-month period to 4.12% in the January 2010 nine-month period.

Provision for Loan Losses:

The provision for loan losses was $75,000 for the nine months ended January 31, 2010, compared to $0 for the nine months ended January 31, 2009. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $2.2 million, for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. This was due to a change in gains/losses on sales and writedowns of investment securities, from a loss of $1.9 million in the prior year nine-month period to a gain of $159,000 in the current year nine-month period. This increase was due to the prior year recognition of an other-than-temporary impairment charge of $1.9 million relating to the Company’s investment in the preferred stock and auction rate preferred stock issued by Fannie Mae and Freddie Mac recorded during the prior year.

Additionally, non-interest income improved due to an increase of $62,000 in gains on sales of loans, an increase of $29,000 in other income, and an increase of $1,000 in customer service fees. The improvement in other income was primarily due to increased debit card interchange income and rental income. These increases were partially offset by a decrease of $43,000 in loan origination and other loan fees, a result of more rapid amortization of the mortgage servicing asset, and a reduction of reverse mortgage income.

Non-interest Expense:

Non-interest expense increased by $502,000 for the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. During the nine-month period, salary and benefit expense increased by $248,000 due to employees hired to staff the new Plymouth, MA branch, the hiring of an additional commercial lender, and increases in other benefit costs. Additionally, FDIC assessment expense increased by $177,000 due to increased FDIC deposit insurance premiums of $63,000 and the FDIC special assessment of $114,000 paid in September 2009. Other expenses increased by $127,000 due to increased advertising and promotion expense associated with the new branch and due to ATM conversion costs. Also, occupancy and equipment expense increased by $24,000, and data processing costs increased by $3,000. These increases were offset by a reduction of $77,000 in losses and expenses of other real-estate owned expense. This decrease is due to a prior year write-down in the balance of foreclosed property.

Provision for Income Taxes:

The provision for income taxes was $374,000 for the nine months ended January 31, 2010 compared to a tax benefit of $354,000 for the nine months ended January 31, 2009. This increase in the tax provision was due to the improvement in net income before taxes. Effective income tax rates were 30.6% and 56.7% respectively in the 2010 and 2009 periods. The lower effective tax rate in comparison to statutory rates for the 2010 period is reflective of income earned by a non-Company investment subsidiary, which is taxed, for state tax purposes, at a lower rate; and dividends received deductions on dividend income generated by the Company’s marketable equity portfolio. The higher effective tax rate in the 2009 nine-month period is due to the non-deductibility for state tax purposes of the Fannie Mae and Freddie Mac preferred stock other-than-temporary impairment charge.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	January 31, 2010	April 30, 2009	January 31, 2009
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortages	$—	$345	$30
Commercial and construction mortgages	1,424	—	—
Commercial time and demand loans	—	—	—
Consumer and other loans	—	—	—

	$1,424	$345	$30

Loans past due over 90 days as a percentage of:
Net loans receivable	1.16%	0.26%	0.02%
Total assets	0.58%	0.14%	0.01%

Non-performing assets
**Non-accrual loans	$1,424	$345	$30
Real estate acquired by foreclosure	647	590	378

	$2,071	$935	$408

Non-performing assets as a percentage of:
Net loans receivable	1.69%	0.71%	0.31%
Total assets	0.84%	0.37%	0.17%

Allowance for loan losses	$1,266	$1,305	$1,378

Allowance for loan losses as a percentage of non-performing loans	88.90%	378.26%	4593.33%

Allowance for loan losses as a percentage of net loans	1.03%	1.00%	1.04%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
November 1-30, 2009	—	$—	—	82,505
December 1-31, 2009	1,502	6.77	1,502	81,003
January 1-31, 2010	486	6.50	486	80,517
TOTAL	1,988	6.71	1,988	80,517

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: March 10, 2010

/S/ EDWARD M. PRATT
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/S/ MARIA VAFIADES
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)