Form 10-K
period 2010-04-30
Mayflower Bancorp Inc
filed 2010-07-23
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Issuer’s telephone number, including area code: (508) 947-4343

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of October 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12.0 million.

The number of shares outstanding of the registrant’s common stock as of July 21, 2010 was 2,085,437.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the 2010 Annual Report to Stockholders (Part II)

2. Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (Part III)

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

The Bank considers its market area to be southeastern Massachusetts, to include a primary focus on Plymouth County. The Bank’s deposits are insured by the Deposit Insurance Fund administered by the Federal

Deposit Insurance Corporation (“FDIC”), with additional insurance to the total amount of the deposit provided by the Share Insurance Fund of The Co-operative Central Bank, a deposit-insuring entity chartered by the Commonwealth of Massachusetts. The Bank is subject to regulation by the Massachusetts Division of Banks (the “Division”) and the FDIC. The Bank’s savings and lending activities are conducted through its main office in Middleboro and seven full-service offices in Plymouth, Wareham, Rochester, Bridgewater, and Lakeville, Massachusetts.

The Bank’s principal sources of income are interest on loans and loan origination fees, interest and dividends on investment securities and short-term investments, loan servicing and other fees, and gains on the sale of investment securities and mortgages. The Bank’s principal expenses are interest paid on deposits and borrowings and general and administrative expenses.

Lending Activities

General. After bottoming out in December 2008, interest rates moved higher through mid 2009 and then settled in a fairly narrow range for the remainder of fiscal year 2010. Although still historically low, this upward movement in rates combined with a weak real estate market resulted in a significant drop-off in mortgage lending activity. At the same time, the rate environment for fixed rate loans as well as public distaste for nonstandard products virtually eliminated demand for adjustable rate mortgages. With the Bank continuing to actively sell its fixed-rate loans in the secondary market, these conditions taken together resulted in reductions of $7.9 million in the Bank’s residential first mortgage portfolio and $1.1 million in home equity balances and reductions of $905,000 in construction loans during the fiscal year.

The Bank’s loan portfolio totaled $120.5 million as of April 30, 2010, which represented 47.2% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products including one which features a fixed-rate of interest for the first three or five years, and is then adjustable on an annual basis. The Bank also originates adjustable-rate mortgages which include an annual interest rate adjustment. During the year ended April 30, 2010, the Bank originated residential and commercial mortgage loans totaling $36.5 million, compared to $50.1 million in such loans originated during the year ended April 30, 2009. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of April 30, 2010, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $24.6 million and adjustable-rate residential first mortgage loans totaling $22.2 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at April 30, 2010, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At April 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$46,814	38.0%	$54,706	40.9%	$51,897	40.5%	$52,772	36.7%	$54,893	36.5%
Commercial real estate	41,061	33.4	43,404	32.5	37,319	29.1	37,704	26.2	34,032	22.6
Construction	5,684	4.6	6,589	4.9	8,239	6.4	20,601	14.3	29,824	19.8
Home equity loans	4,329	3.5	5,521	4.1	5,634	4.4	5,875	4.1	3,396	2.3
Home equity lines of credit	17,578	14.3	17,447	13.1	19,033	14.8	19,298	13.4	20,237	13.5

Total mortgage loans	115,466	93.8	127,667	95.5	122,122	95.2	136,250	94.7	142,382	94.7

Commercial business loans	5,936	4.8	4,301	3.2	4,036	3.1	5,104	3.6	5,580	3.7

Consumer loans:
Personal	1,002	0.8	1,052	0.8	1,272	1.0	1,408	1.0	1,608	1.1
Passbook	686	0.6	703	0.5	855	0.7	1,045	0.7	707	0.5

Total consumer loans	1,688	1.4	1,755	1.3	2,127	1.7	2,453	1.7	2,315	1.6

Total loans	123,090	100.0%	133,723	100.0%	128,285	100.0%	143,807	100.0%	150,277	100.0%

Less:
Due borrowers on construction and other loans	1,453		1,392		1,639		5,141		9,314
Net deferred loan origination fees (costs)	(102)		(85)		(65)		(10)		29
Allowances for possible loan losses	1,194		1,305		1,375		1,673		1,704

Total	2,545		2,612		2,949		6,804		11,047

Net loans	$120,545		$131,111		$125,336		$137,003		$139,230

Loan Maturity Analysis. The following table sets forth certain information at April 30, 2010, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after April 30, 2010	Due after 1 through 5 years after April 30, 2010	Due after 5 years after April 30, 2010	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$72	$319	$46,423	$46,814
Commercial	3,737	15,986	21,338	41,061
Construction	2,326	—	1,905	4,231
Home equity loans	111	613	3,605	4,329
Home equity lines of credit	—	—	17,578	17,578

Total mortgage loans	$6,246	$16,918	$90,849	$114,013

Other:
Consumer	894	794	—	1,688
Commercial business	4,316	895	725	5,936

Total	$5,210	$1,689	$725	$7,624

The next table shows at April 30, 2010, the dollar amount of all the Bank’s loans due one year or more after April 30, 2010, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$24,593	$22,149
Commercial	9,900	27,424
Construction	272	1,633
Home equity loans	4,218	—
Home equity lines of credit	—	17,578

Total mortgage loans	$38,983	$68,784

Other:
Consumer	794	—
Commercial business	1,490	130

Total other loans	$2,284	$130

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $24.6 million, or 21.4%, of the Bank’s total mortgage loan portfolio as of April 30, 2010. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $22.2 million, or 19.2%, of the total mortgage loan portfolio.

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

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or to other institutions on a servicing-released basis. During the year ended April 30, 2010, the Bank originated adjustable-rate mortgage loans amounting to $1.0 million, and fixed-rate mortgage loans amounting to $22.0 million. During the year ended April 30, 2010, the Bank sold $21.9 million of fixed-rate loans in the secondary mortgage market. At April 30, 2010, the Bank held $24.6 million in fixed-rate mortgages of which $3.2 million are identified as available for sale.

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

Construction Lending. The Bank has traditionally been involved in construction lending. As of April 30, 2010, the Bank had 22 construction loans outstanding, with $5.7 million committed in construction loan financing, representing 4.6% of the total loan portfolio. On that date, $1.5 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are also extended to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At April 30, 2010, the Bank’s average construction loan balance was $258,000 and the single largest construction loan with a commitment outstanding as of April 30, 2010, was for $645,000 ($466,000 advanced as of April 30, 2010) on a mixed-use investment property in Plymouth, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $1.14 million as complete.

Construction loan financing is conducted by the Bank’s mortgage and commercial loan departments which are responsible for underwriting each project according to Bank policy. Typical homeowner’s construction loans are made for a maximum of 80% of completed value. Homeowner construction loans representing up to 85% of completed value are available if private mortgage insurance can be obtained in order to reduce the Bank’s exposure. The Bank takes particular care to screen each residential construction loan request to determine that sufficient funds are being committed at closing to ensure the completion of the project and the issuance of an occupancy permit, thereby avoiding the need to supply additional funding for which the borrower may not be qualified. With respect to pre-sold construction loan requests received from builders and developers, the Bank extends financing for a maximum of 80% of completed value. Construction loans without a pre-sale commitment are offered only to experienced builders, usually with loan-to-value ratios of no more than 75%. In some instances, the Bank further reduces this loan-to-value ratio to adequately protect its interests.

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

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of April 30, 2010, the Bank had $41.1 million in commercial real estate loans outstanding, representing 33.4% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $298,000. The largest commercial real estate exposure at April 30, 2010, was $2.85 million and was secured by residential building lots in Nantucket, Massachusetts, and the personal guarantees of the principals. Appraised value of this parcel was approximately $6.0 million. The second largest commercial real estate loan as of April 30, 2010, was for $1.4 million, and was secured by a first mortgage on a mixed-use building in downtown Boston, Massachusetts and personal guarantee of the principal. The appraisal acquired in connection with the origination of this loan indicated its value to be approximately $7.0 million. These loans were current at April 30, 2010.

Commercial real estate loans are currently written in an amount not to exceed 75% of the appraised value of the property securing the loan. The personal guarantees of borrowers are required and in some instances additional collateral is taken. The majority of commercial real estate loans in the Bank’s portfolio are written for a term of up to ten years with amortization schedules typically based on a hypothetical term of 15 to 25 years. Interest rates may be fixed for up to seven years, with rate adjustments following the initial fixed period based on a margin over the prime rate, FHLB advance rate or a treasury index. Prepayment penalties are typically required. The underwriting of commercial real estate loans entails review by Bank personnel of all existing and projected income and operating expenses. A detailed evaluation of the creditworthiness of the borrower and the viability of the project in question is also conducted.

Commercial Business Loans. Commercial business loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage loans, such loans allow the Bank to further diversify its loan portfolio. The Bank’s commercial business loan portfolio at April 30, 2010 totaled $5.9 million, or 4.8%, of the Bank’s loan portfolio. At that date, 130 commercial business loans were outstanding with an average balance of $46,000, while the largest commercial business loan at that date was a $1.0 million credit line, of which $777,000 was advanced at April 30, 2010.

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

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio decreased by $67,000 in fiscal year 2010 and totaled $1.7 million on April 30, 2010, representing 1.4% of the total loan portfolio on that date. These loans had a weighted average yield of 7.6% at April 30, 2010. The Bank offers both secured and unsecured personal loans, automobile loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 80% of the value of the property securing the loan, less any outstanding first mortgage.

The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75% and $100,000 for loan-to-value ratios up to 80%. Fixed-rate home equity loans are offered with 5, 10 or 15-year terms. As of April 30, 2010, the Bank had $4.3 million outstanding in home equity loans, representing 3.5% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal, subject to a floor rate as determined from time to time. Previously, the Bank has offered an initial fixed-rate period of up to five years. At April 30, 2010, the outstanding balance of the Bank’s home equity lines was $17.6 million, with a weighted average yield of 4.3%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

In accordance with Financial Accounting Standards Board (“FASB”) guidance, certain non-refundable fees associated with lending activities, such as origination and commitment fees and discounts, and certain incremental loan origination costs, are deferred and amortized over the life of the loan. As a result of the statement, loan origination fees and costs are deferred from current income recognition and spread as an adjustment to the yield (interest income) on the loans over their lives using the interest method.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated.

	For the Years Ended April 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Mortgage loans	$394	$345	$617	$—	$—
Commercial business loans	120	—	—	—	—
Consumer loans	—	—	—	—	—

Total nonaccrual loans	$514	$345	$617	$—	$—

Accruing loans past due 90 days or more:
Mortgage loans	$—	$—	$—	$—	$—
Commercial business loans	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Impaired loans:
Mortgage loans	$980	$595	$—	$—	$—
Commercial business loans	120	—	—	—	—
Consumer loans	—	—	—	—	—

Total	$1,100	$595	$—	$—	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans due 90 days or more and restructured loans	$1,100	$940	$617	$—	$—

Percentage of net loans	0.91%	0.72%	0.49%	—%	—%

Other nonperforming assets[1]	$1,815	$590	$605	$—	$—

[1]

Other nonperforming assets represent property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At April 30, 2010, the Bank had one commercial real estate loan, one home equity line of credit and three commercial loans that were more than 90 days delinquent and on nonaccrual status.

During the year ended April 30, 2010, gross interest income of $14,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period; $11,000 of interest income was actually recorded on such loans during fiscal 2010.

At April 30, 2010, the Bank had four loans with a total outstanding principal balance of $2.2 million which were not classified as nonperforming assets, but where information about credit problems of the borrowers has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

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

Allowance for Possible Loan Losses. The Bank maintains an allowance for possible losses on loans. The provision for possible loan losses is determined by management on the basis of several factors including the risk characteristics of the portfolio, the Bank’s charge-off history, current economic conditions and trends in loan delinquencies and charge-offs, and is reviewed and endorsed by the Bank’s Board of Directors and its Security Committee on a quarterly basis. Provisions for estimated losses on specific loans are charged to income when, in the opinion of management, such losses are expected to be incurred. Losses are usually indicated when the net realizable value is determined to be less than the investment in such loans.

Management actively monitors the Bank’s problem assets, formally reviewing identified and potential troubled assets at the Board of Directors level on a monthly basis. Additionally, the Bank regularly reviews its lending policies and maintains conservative limits on loan-to-value ratios on land loans, construction loans to builders and commercial real estate mortgages. However, a continuing downturn in the real estate market and economy in the Bank’s primary market area could result in the Bank experiencing additional loan delinquencies, thereby having a negative impact on the Bank’s interest income and negatively affecting net income in future periods.

At April 30, 2010, the Bank had five impaired loans totaling $1.1 million. One of these loans, with a principal balance outstanding of $586,000 has been performing according to its revised contractual terms. The average investment in the impaired loans during the fiscal year was $1.1 million and the valuation allowance related to the impaired loans was $55,000. During the year ended April 30, 2010, interest income recognized on the impaired loans was $41,000.

During fiscal 2010, the Bank made provisions for loan losses totaling $215,000 compared to no provision for loan losses for fiscal 2009. At April 30, 2010, the Bank’s reserve for loan losses totaled $1.2 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

Management believes that the present loss allowance is adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance of loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of nonperforming and other classified loans. While management uses the best information available to recognize loan losses, future additions to the allowance may be necessary based on additional increases in nonperforming loans, changes in economic conditions, or for other reasons.

The following table provides an analysis of the allowance for loan losses during the periods indicated.

	For the Years Ended April 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$1,305	$1,375	$1,673	$1,704	$1,606

Charge-offs:
Mortgage loans	(264)	(78)	(300)	—	—
Other loans	(68)	—	(5)	(28)	—

Total charge-offs	(332)	(78)	(305)	(28)	—

Total recoveries	6	8	7	7	8
Net loans (charged-off) recoveries	(326)	(70)	(298)	(21)	8

Provision for possible loan losses	215	—	—	120	90

Reclassification to allowance for loan losses on off-balance sheet credit exposures	—	—	—	(130)	—

Balance at end of period	$1,194	$1,305	$1,375	$1,673	$1,704

Ratio of net (charge-offs) recoveries to average loans outstanding	(0.26)%	(0.05)%	(0.22)%	(0.01)%	—%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	For the Year Ended April 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$161	38.0%	$242	40.9%	$339	40.5%	$194	36.7%	$223	36.5%
Commercial mortgages	639	33.4	706	32.5	591	29.1	721	26.2	692	22.6
Construction mortgages	95	4.6	89	4.9	181	6.4	500	14.3	410	19.8
Home equity loans and lines of credit	151	17.8	166	17.2	161	19.2	152	17.5	201	15.8
Consumer	19	1.4	20	1.3	27	1.7	24	1.7	41	1.6
Commercial business	129	4.8	82	3.2	76	3.1	82	3.6	137	3.7

Total allowance for loan losses	$1,194	100.0%	$1,305	100.0%	$1,375	100.0%	$1,673	100.0%	$1,704	100.0%

Based upon management’s assessment and year-end economic and real estate market conditions, management believes that the allowance for loan losses as of April 30, 2010, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, further deterioration of the real estate market or economy in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At April 30, 2010, the Bank’s portfolio of short-term investments and investment securities totaled $110.3 million, which represented 43.2% of total assets. Included within this portfolio were equity securities which, at April 30, 2010, had an aggregate book value of $748,000 and an aggregate market value of $799,000, or 0.3% of total assets at that date. Additionally, the Bank maintained a portfolio of trust preferred securities which had a book value of $750,000 and a market value of $628,000 at April 30, 2010.

During the prior fiscal year ended April 30, 2009, the Bank recorded a non-cash, other than temporary gross impairment charge of approximately $1.9 million, representing the entire value of the Bank’s investments in preferred stock issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). This action was taken following the September 7, 2008, announcement that the Federal Housing Finance Agency had placed FHLMC and FNMA under conservatorship and that dividend payments on the subject securities were being suspended.

During the year ended April 30, 2010, the Bank’s portfolio of investment and short-term investments increased by $13.8 million. This increase was comprised of growth of $11.4 million in the book value of U.S. Government and federal agency obligations and growth of $9.7 million in the book value of federal funds sold and interest-bearing deposits in banks. Offsetting these additions was a decrease of $7.3 million in the book value of mortgage-backed and related securities, a reduction of $500,000 in the book value of corporate debt securities, a decrease of $299,000 in the book value of equity securities, and a decrease of $264,000 in the book value of municipal obligations. Finally, an increase in the unrealized gain on investments classified as available-for-sale contributed $1.1 million to the growth in the Bank’s portfolio of investments and short-term investments.

The Bank’s portfolio of fixed-income investment securities consists of securities offering varying maturities or adjustable interest rates, including federal funds sold through correspondent banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency, corporate bonds and municipal obligations fixed-income investment portfolio was 4.6 years at April 30, 210. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2010 Annual Report to Stockholders, filed as Exhibit 13 to this Annual Report on Form 10-K.

	At April 30,
	2010		2009		2008
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Federal funds sold and overnight investments	$15,914	$15,914	$6,184	$6,184	$2,975	$2,975

Investment Securities:
Bonds and obligations:
U.S. Government and federal agency obligations	33,495	33,641	22,053	22,175	17,606	17,749
Mortgage-backed securities	52,638	54,868	59,933	62,051	65,369	66,037
Asset-backed securities	250	234	283	218	333	333
Corporate debt securities	500	500	1,000	489	1,500	1,361
Municipal obligations	4,638	4,803	4,902	5,021	5,269	5,366
Trust preferred securities	750	628	750	331	750	695
Marketable equity securities	748	799	1,047	879	4,173	3,640
Unrealized gain (loss) on securities available for sale	1,350	—	293	—	(157)	—

Total investment securities	94,369	95,473	90,261	91,164	94,843	95,181

Total short-term investments and investment securities	$110,283	$111,387	$96,445	$97,348	$97,818	$98,156

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at April 30, 2010.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	$—	—%	$14,259	2.68%	$4,497	3.54%	$—	—%	$18,756	2.89%
Mortgage-backed securities (1)	738	3.99	20,455	4.68	1,933	3.87	—	—	23,126	4.59
Asset-backed securities (1)	—	—	250	7.22	—	—	—	—	250	7.22
Municipal obligations	—	—	931	3.70	475	4.09	1,255	4.05	2,661	3.94

Total	$738	3.99%	$35,895	3.88%	$6,905	3.67%	$1,255	4.05%	$44,793	3.85%

Securities available for sale:
U.S. Government and federal agency obligations	$—	—%	$14,303	2.49%	$501	3.41%	$—	—%	$14,804	2.52%
Mortgage-backed securities (1)	244	4.27	26,603	4.44	3,946	4.44	—	—	30,793	4.44
Corporate debt securities	—	—	500	7.01	—	—	—	—	500	7.01
Municipal obligations	460	3.23	798	3.32	518	3.82	276	3.96	2,052	3.51
Trust preferred securities	—	—	—	—	—	—	628	7.08	628	7.08
Marketable equity securities	799	5.51	—	—	—	—	—	—	799	5.51

Total	$1,503	4.61%	$42,204	3.79%	$4,965	4.27%	$904	6.13%	$49,576	3.90%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended April 30, 2010, deposits, including interest credited, increased by $11.3 million to $225.3 million from $214.0 million at April 30, 2009. As of April 30, 2010, 17.1% of the Bank’s total deposits were in money market deposit accounts, 15.5% were in regular savings accounts, 44.2% were in term certificates of deposit and 23.2% were in NOW and demand deposit accounts. At April 30, 2010, retirement account balances totaled $17.4 million, or 7.7% of total deposits.

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

The Bank has further enhanced its delivery systems by providing online banking, telephone banking and automatic teller machine (“ATM”) and debit cards, which can be used at any NYCE location in New England or any CIRRUS® ATM location nationwide. The Bank has no brokered deposit accounts and does not at this time intend to solicit or to accept such deposits. The Bank does not actively solicit certificate of deposit accounts over $100,000, but may accept them or negotiate premium interest rates on such deposits, as circumstances dictate.

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at April 30, 2010.

	At April 30, 2010
	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$19,728	8.7%	—%
NOW accounts	32,598	14.5	0.20
Regular savings	34,849	15.5	0.25
Money market deposit accounts	38,527	17.1	0.82

Total noncertificate accounts	125,702	55.8	0.37
Certificate accounts	99,615	44.2	1.50

Total deposits	$225,317	100.0%	0.87%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At April 30,
	2010	2009	2008
	(In thousands)
Under 2%	$88,077	$10,707	$—
2 – 3.99%	9,209	103,637	54,749
4 – 5.99%	2,329	3,317	62,412
6 – 7.99%	—	—	—

Total	$99,615	$117,661	$117,161

The following table sets forth the amount and maturities of the Bank’s time deposits at April 30, 2010.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
Rate	(In thousands)
Under 2%	$75,413	$9,918	$2,746	$—	$88,077
2 – 3.99%	4,190	2,147	804	2,068	9,209
4 – 5.99%	1,510	746	73	—	2,329
6 – 7.99%	—	—	—	—	—

Total	$81,113	$12,811	$3,623	$2,068	$99,615

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of April 30, 2010.

Certificates of Deposit
Maturity Period	(In thousands)
Three months or less	$8,905
Over three through six months	5,916
Over six through 12 months	15,748
Over 12 months	6,845

Total	$37,414

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the 2010 Annual Report to Stockholders.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At April 30, 2010, the Bank had $7.5 million in outstanding borrowings from the FHLB of Boston. Additional sources of liquidity include the Federal Reserve System and The Co-operative Central Bank Reserve Fund. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the 2010 Annual Report to Stockholders.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At April 30, 2010, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the years indicated.

	At or for the Year Ended April 30,
	2010	2009	2008
Return on assets (net earnings divided by average total assets)	0.47%	0.02%	0.44%
Return on average stockholders’ equity (net earnings divided by average stockholder’s equity)	5.83	0.19	5.39
Dividend payout ratio (dividends declared per share divided by net earnings per share)	50.21	2,385.71	79.36
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.53	3.22	2.91
Ratio of average interest-earning assets to average interest-bearing liabilities	99.93	101.45	102.58
Ratio of noninterest expense to average total assets	3.16	2.97	2.79

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at April 30, 2010. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets:
Federal funds sold and overnight investments	$15,914	$—	$—	$—	$—	$—	$15,914
Investment securities (1)	5,686	7,694	31,533	11,739	26,461	11,256	94,369
Federal Home Loan Bank stock	1,650	—	—	—	—	—	1,650
Deposits with The Co-operative Central Bank	449	—	—	—	—	—	449
Fixed-rate mortgages	3,333	5,629	3,398	8,181	5,972	15,803	42,316
Adjustable-rate residential and commercial mortgage loans	24,600	10,755	16,823	1,941	—	—	54,119
Commercial loans	4,316	299	596	725	—	—	5,936
Home equity lines of credit	16,323	1,205	50	—	—	—	17,578
Consumer loans	894	508	286	—	—	—	1,688

Total loans	49,466	18,396	21,153	10,847	5,972	15,803	121,637

Total interest-sensitive assets	$73,165	$26,090	$52,686	$22,586	$32,433	$27,059	$234,019

Interest-sensitive liabilities:
Money market accounts	$38,527	$—	$—	$—	$—	$—	$38,527
Certificates of deposit	81,113	16,434	2,068	—	—	—	99,615
NOW accounts (2)	32,598	—	—	—	—	—	32,598
Regular savings (2)	34,849	—	—	—	—	—	34,849
Borrowed funds	4,000	2,500	—	1,000	—	—	7,500

Total interest-sensitive liabilities	$191,087	$18,934	$2,068	$1,000	$—	$—	$213,089

Interest sensitivity gap	$(117,922)	$7,156	$50,618	$21,586	$32,433	$27,059	$20,930

Cumulative interest sensitivity gap	$(117,922)	$(110,766)	$(60,148)	$(38,562)	$(6,129)	$20,930

Ratio of interest-sensitive assets to interest-sensitive liabilities	38.29%	137.79%	2,547.68%	2,258.60%	N/A	N/A	109.82%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	38.29%	47.26%	71.64%	81.90%	97.12%	109.82%

(1)	Equity securities, including preferred stocks that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Year Ended April 30,
	2010 vs. 2009				2009 vs. 2008
	Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$(708)	$(341)	$(383)	$16	$(1,015)	$(425)	$(619)	$29
Investments	(419)	213	(601)	(31)	(38)	215	(193)	(60)

Total	(1,127)	(128)	(984)	(15)	(1,053)	(210)	(812)	(31)

Interest expense:
Deposits	(1,483)	200	(1,610)	(73)	(1,371)	116	(1,458)	(29)
Borrowings	(246)	(252)	10	(4)	(232)	(139)	(110)	17

Total	(1,729)	(52)	(1,600)	(77)	(1,603)	(23)	(1,568)	(12)

Increase (decrease) in net interest and dividend income	$602	$(76)	$616	$62	$550	$(187)	$756	$(19)

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at April 30, 2010. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Year Ended April 30,
	2010			2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$123,447	$7,404	6.00%	$128,870	$8,112	6.29%	$135,159	$9,127	6.75%
Investment securities	101,731	3,875	3.81	96,605	4,294	4.44	91,779	4,332	4.72

Total interest-earning assets	$225,178	11,279	5.01	$225,475	12,406	5.50	$226,938	13,459	5.93

Interest-bearing liabilities:
Deposits	$214,700	2,905	1.35	$205,348	4,388	2.14	$201,278	5,759	2.86
Borrowings	10,634	434	4.08	16,904	680	4.02	19,951	912	4.57

Total interest-bearing liabilities	$225,334	3,339	1.48	$222,252	5,068	2.28	$221,229	6,671	3.02

Net interest income		$7,940			$7,338			$6,788

Interest rate spread			3.53%			3.22%			2.91%

Ratio of average interest-earning assets to average interest-bearing liabilities			99.93%			101.45%			102.58%

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ended April 30, 2010, in this Annual Report on Form 10-K. We have documented and tested our internal controls over financial reporting during the fiscal year ended April 20, 2010, and we believe that such internal controls are adequate. In October 2009, the SEC approved an extension of compliance dates for non-accelerated filers and smaller reporting companies regarding auditor attestation requirements of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a smaller reporting company with the SEC and, under the approved extension, would be required to comply with Section 404 requirements for its fiscal year ending on April 30, 2011.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended April 30, 2010 was $26,000.

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

At April 30, 2010, the Bank’s ratio of core Tier 1 capital to total average assets was 7.9%, its ratio of Tier 1 capital to risk-weighted assets was 14.5% and its ratio of total risk-based capital to risk-weighted assets was 15.5%. Capital ratios for the Company were 7.9%, 14.5% and 15.5%, respectively.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of April 30, 2010, the Bank had marketable equity securities with a market value of $799,000, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.

However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014. That deposit insurance level was made permanent under the newly enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010. The Dodd-Frank extended this unlimited coverage for noninterest-bearing transaction accounts until December 31, 2011. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage; the Bank and Company opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended April 30, 2010 averaged 1.04% of assessable deposits.

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

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note O of Notes to Consolidated Financial Statements in the 2010 Annual Report to Stockholders.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating to $55.2 million less an exemption of $10.7 million (which may be adjusted annually by the FRB), the reserve requirement is 3%; and for accounts greater than $55.2 million, the reserve requirement is 10% (which may be adjusted annually by the FRB between 8% and 14%) of the portion in excess of $55.2 million. The Bank is in compliance with these requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System (“FHLBS”) which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”) of the Federal Home Loan Bank Board. The Bank, as a member of the FHLB of Boston, is required to purchase and hold shares of capital stock in the FHLB of Boston. As of April 30, 2010, the Bank held stock in the FHLB of Boston in the amount $1.65 million and was in compliance with the above requirement.

The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements and financial stress caused by economic conditions, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2010, 2009, 2008, 2007 and 2006, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $0, $39,000, $106,000, $101,000 and $70,000, respectively. In February 2009 the Federal Home Bank of Boston announced that it was suspending its quarterly dividend and continuing a moratorium on excess stock repurchases. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Loans to Executive Officers, Directors and Principal Stockholders. Under federal law, loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. Massachusetts law also contains restrictions on loans to directors and officers, some of which are more strict than federal law. The Bank does not lend to its directors, officers or employees, except on the basis of loans secured by deposits held by the Bank.

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

Regulatory Restructuring Legislation

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

State Taxation. For the fiscal year ended April 30, 2010, the Massachusetts excise tax rate for co-operative banks was 10.5% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

Audits. See Note I of the Notes to Consolidated Financial Statements for information regarding income taxes payable by the Bank.

Competition

The Bank’s competition for savings deposits has historically come from other co-operative banks and savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in Southeastern Massachusetts specifically, some of which have greater financial resources than the Bank. The Bank has also recently experienced significant competition from tax exempt, state and federally chartered credit unions and from Internet-based entities. In the past, during times of high interest rates, however, the Bank has experienced additional significant competition for deposits from short-term money market funds and other corporate and government securities and the Bank anticipates that it will face continuing competition from other financial intermediaries for deposits.

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

The Bank is headquartered in Middleboro, Massachusetts, and operates seven additional full-service branch offices located in Plymouth, Wareham, Rochester, Bridgewater, and Lakeville, Massachusetts. The Bank’s primary market area, wherein are located the majority of the properties securing loans originated by the Bank, encompasses the southern portion of Plymouth County and the eastern portion of Bristol County and the western portion of Barnstable County.

Employees

At April 30, 2010, the Bank employed 59 full-time and 17 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at April 30, 2010	Positions Currently Held
Edward M. Pratt	56	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	56	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	48	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	55	Vice President, Retail Banking of the Bank

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

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one- to four-family residential mortgage loans. At April 30, 2010, nonresidential real estate and construction loans totaled $46.7 million, which represented 38.0% of total loans.

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

The Bank constructed a four-unit condominium building in Plymouth, Massachusetts, intending to occupy one unit as a full-service branch and sell the remaining three units. A decline in real-estate values could impact the amount of funds received for those units, making it likely that the Bank would suffer a loss on the sales. At April 30, 2010, the book value of two remaining units owned by the Bank was $729,000.

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

Increased and/or special assessments will hurt our earnings.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $114,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $1.1 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2006, 2007, 2008, 2009 and 2010 our interest rate spread was 3.35%, 2.99%, 2.91%, 3.22% and 3.53% respectively. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a rate of 0 – 0.25% at April 30, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

At April 30, 2010, our allowance for loan losses as a percentage of total loans was 0.97%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel and the loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we would be successful in attracting or retaining such personnel, if necessary. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Mayflower Co-operative Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. The Company is also subject to regulation by the Federal Reserve Board. Such regulation and supervision govern the activities in which a co-operative bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and for the Bank’s depositors and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank owns six of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of April 30, 2010:

Office Location	Year Opened	Net Book Value at April 30, 2010
		(Dollars in thousands)
Main Office	1889	$3,437
30 South Main Street
Middleboro, MA

94 Court Street	1974	166
Plymouth, MA

Great Neck Road and Onset Avenue	1981	198
Wareham, MA

565 Rounseville Road (1)	1995	2
Rochester, MA

5 Scotland Boulevard (2)	1998	357
Bridgewater, MA

166 County Street	2005	917
Lakeville, MA

2420 Cranberry Highway	2007	2,467
Wareham, MA

57-59 Obery Street	2009	2,904
Plymouth, MA

(1)	The Bank is a tenant-at-will at its Rochester location.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027.

At April 30, 2010, the total net book value of the Bank’s premises and equipment was $11.1 million. For further information, see Note F of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2010 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference.

The Company repurchased the following amounts of shares of its common during the fourth quarter of the fiscal year ended April 30, 2010.

				(d)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1: February 1, 2010 to February 28, 2010	—	$ —	—	80,517

Month #2: March 1, 2010 to March 31, 2010	2,139	7.69	2,139	78,378

Month #3: April 1, 2010 to April 30, 2010	300	7.88	300	78,078

Total	2,439	$7.71	2,439	78,078

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of April 30, 2010 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of April 30, 2010, the Company’s internal control over financial reporting is effective.

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

/s/ Edward M. Pratt Edward M. Pratt	/s/ Maria Vafiades Maria Vafiades
President and Chief Executive Officer	Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 - Election of Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(d)	Equity Compensation Plans

The following table sets forth certain information as of April 30, 2010, with respect to the Company’s equity compensation plans.

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	32,450	$12.40	—
Equity compensation plans not approved by security holders	—	—	—

Total	32,450	$12.40	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) The financial statements and Independent Auditors’ Report included in the Annual Report, listed below, are incorporated herein by reference.

Independent Auditors’ Report

Financial Statements:

Consolidated Statements of Financial Condition as of April 30, 2010 and 2009

Consolidated Statements of Income for the Years Ended April 30, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended April 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended April 30, 2010 and 2009

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit No.	Description

2	Plan of Acquisition and Reorganization(1)

3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)

3(ii)	Bylaws of Mayflower Bancorp, Inc.(2)

4.1	Stock Certificate for Common Stock of Mayflower Bancorp, Inc.(1)

10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+(1)

10.2	Amended and Restated Mayflower Co-operative Bank 1999 Stock Option Plan+(1)

10.3	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.4	Amended and Restated Employment Agreement between Mayflower Co-operative Bank , Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.6	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.7	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan+(2)

13	2010 Annual Report to Stockholders

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

July 23, 2010	By:	/s/ Edward M. Pratt
Edward M. Pratt
President and Chief Executive Officer
(Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt		Maria Vafiades
	President, Chief Executive		Chief Financial Officer
	Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: July 23, 2010		Date: July 23, 2010

By:	/s/ E. Bradford Buttner	By:	/s/ Paul R. Callan
	E. Bradford Buttner		Paul R. Callan
	Director		Director

Date: July 23, 2010		Date: July 23, 2010

By:	/s/ Charles N. Decas	By:	/s/ M. Sandra Fleet
	Charles N. Decas		M. Sandra Fleet
	Director		Director

Date: July 23, 2010		Date: July 23, 2010

By:	/s/ William C. MacLeod	By:	/s/ Diane A. Maddigan
	William C. MacLeod		Diane A. Maddigan
	Director		Director

Date: July 23, 2010		Date: July 23, 2010

By:	/s/ Joseph P. Monteiro	By:	/s/ David R. Smith
	Joseph P. Monteiro		David R. Smith
	Director		Director

Date: July 23, 2010		Date: July 23, 2010

By:	/s/ Geoffrey T. Stewart	By:	/s/ William H. Fuller
	Geoffrey T. Stewart		William H. Fuller
	Director		Director

Date: July 23, 2010		Date: July 23, 2010