Form 10-Q
period 2010-07-31
Mayflower Bancorp Inc
filed 2010-09-08
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 20, 2010

Common Stock $1.00 par value	2,085,437
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2010	April 30, 2010
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,692	$4,559
Federal funds sold and interest-bearing deposits in banks	10,447	15,914

Total cash and cash equivalents	15,139	20,473
Investment securities:
Securities available-for-sale, at fair value	50,432	49,576
Securities held-to-maturity (fair value of $49,492 and $45,897 respectively)	48,059	44,793

Total investment securities	98,491	94,369
Loans receivable, net	120,747	120,545
Accrued interest receivable	984	926
Real estate held for investment	1,017	1,020
Real estate acquired by foreclosure	1,953	1,815
Premises and equipment, net	11,068	11,147
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	—	25
Deferred income taxes	491	797
Other assets	1,613	2,314

Total assets	$253,602	$255,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$222,268	$225,317
Advances and borrowings	5,500	7,500
Advances from borrowers for taxes and insurance	313	213
Accrued income taxes	34	—
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	4,374	1,910

Total liabilities	232,599	235,050

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,085,437 at July 31, 2010 and 2,078,985 at April 30, 2010	2,085	2,079
Additional paid-in capital	4,344	4,300
Retained earnings	13,499	13,293
Accumulated other comprehensive income	1,075	808

Total stockholders’ equity	21,003	20,480

Total liabilities and stockholders’ equity	$253,602	$255,530

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended July 31,
	2010	2009
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,802	$1,947
Securities held-to-maturity	415	447
Securities available-for-sale	470	530
Federal funds sold and interest-bearing deposits in banks	6	3

Total interest income	2,693	2,927

Interest expense:
Deposits	473	953
Borrowed funds	66	136

Total interest expense	539	1,089

Net interest income	2,154	1,838
Provision for loan losses	60	—

Net interest income after provision for loan losses	2,094	1,838

Noninterest income:
Loan origination and other loan fees	34	19
Customer service fees	196	184
Gain on sales of mortgage loans	111	189
Gain on sales of investment securities	34	3
Interchange income	50	42
Other	21	21

Total noninterest income	446	458

Noninterest expense:
Compensation and fringe benefits	1,051	974
Occupancy and equipment	295	278
FDIC assessment	91	113
Data processing	97	87
Losses & expenses of other real estate owned	20	42
Other	454	468

Total noninterest expense	2,008	1,962

Income before income taxes	532	334
Provision for income taxes	196	102

Net income	$336	$232

Earnings per share (basic)	$0.16	$0.11

Earnings per share (diluted)	$0.16	$0.11

Weighted average basic shares outstanding	2,083	2,086
Diluted effect of outstanding stock options	—	7

Weighted average diluted shares outstanding	2,083	2,093

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the three months ended July 31, 2009	—	—	232	—	232

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $323,000	—	—	—	435	435
Reclassification adjustment for gains included in net income, net of deferred income taxes of $1,000	—	—	—	(2)	(2)

					433

Total comprehensive income	—	—	—	—	665

Purchase of 694 shares of Company stock	(1)	(1)	(3)	—	(5)

Cash dividends ($.10 per share)	—	—	(209)	—	(209)

BALANCE, July 31, 2009	$2,085	$4,310	$12,767	$627	$19,789

BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the three months ended July 31, 2010	—	—	336	—	336

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $187,000	—	—	—	288	288
Reclassification adjustment for gains included in net income, net of deferred income taxes of $13,000	—	—	—	(21)	(21)

					267

Total comprehensive income	—	—	—	—	603

Issuance of 7,500 shares $1 par value common stock	7	46	—	—	53

Purchase of 1,048 shares of Company stock	(1)	(2)	(5)	—	(8)

Cash dividends ($.06 per share)	—	—	(125)	—	(125)

BALANCE, July 31, 2010	$2,085	$4,344	$13,499	$1,075	$21,003

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,677	$2,912
Fees and other income received	419	438
Interest paid	(541)	(1,093)
Cash paid to suppliers and employees	(1,881)	(2,841)
Income taxes paid	(6)	(345)

Net cash provided by (used in) operating activities	668	(929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(396)	8,606
Purchases of available-for-sale securities	(7,192)	(7,877)
Proceeds from sales, calls, and maturities of available-for-sale securities	8,390	6,242
Purchase of held-to-maturity securities	(14,365)	(3,498)
Proceeds from maturities and calls of held-to-maturity securities	12,578	4,410
Proceeds from sales of other real estate owned	—	40
Proceeds from sales of real-estate acquired by foreclosure	9	—
Capital additions to real estate acquired by foreclosure	(19)	(73)
Purchases of premises and equipment	(46)	(715)
Other - net	68	(53)

Net cash (used in) provided by investing activities	(973)	7,082

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(3,049)	(136)
Payments on advances and borrowings	(2,000)	(2,006)
Net increase in advances from borrowers for taxes and insurance	100	95
Issuance of common stock	53	—
Repurchase of Company stock	(8)	(5)
Dividends paid on common stock	(125)	(209)

Net cash used in financing activities	(5,029)	(2,261)

Net (decrease) increase in cash and cash equivalents	(5,334)	3,892

Cash and cash equivalents - beginning of period	20,473	10,376

Cash and cash equivalents - end of period	$15,139	$14,268

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by (Used in) Operating Activities

(Unaudited)

	Three months ended July 31,
	2010	2009
	(In Thousands)
Net income	$336	$232

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	128	131
Provision for loan losses	60	—
Loss on other real estate owned	—	29
Premium amortization	41	19
Amortization of intangible assets	4	4
Deferred income taxes	132	(134)
Gain on sales of investments	(34)	(3)
Decrease (increase) in accrued interest receivable	(58)	(34)
Decrease (increase) in prepaid expenses	99	(23)
Decrease (increase) in mortgage servicing rights	(12)	(58)
Decrease (increase) in refundable income taxes	25	(110)
Increase (decrease) in accrued expenses	(92)	(961)
Increase (decrease) in accrued income taxes	34	—
Increase (decrease) in accrued interest payable	(1)	(4)
Increase (decrease) in deferred loan origination fees	6	(17)

Total adjustments	332	(1,161)

Net cash provided by (used in) by operating activities	$668	$(929)

SUPPLEMENTAL DISCLOSURES:
Total increase in unrealized gain on securities available-for-sale	$441	$755

Loans transferred to real estate acquired by foreclosure	$295	$—

Proceeds from sales of other real estate financed through loans	$—	$314

Proceeds from sales of foreclosed real estate financed through loans	$174	$—

Transfer of premises and equipment to real estate held for investment	$—	$1,094

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2010 and 2009

A.	Reorganization and Basis of presentation:

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the year ended April 30, 2010. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This update is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption this guidance to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity’s loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity’s exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this Update to have a material impact on its consolidated financial statements. However, there will be a significant impact on required disclosures in the notes to the Company’s financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2010 and 2009

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at July 31, 2010 and April 30, 2010 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	July 31, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$14,238	$110	$—	$14,348
Corporate debt securities	500	—	(4)	496
Municipal obligations	2,482	101	(1)	2,582
Mortgage-backed and related securities	29,923	1,641	—	31,564
Trust preferred securities	750	—	(84)	666
Marketable equity securities	748	28	—	776

	$48,641	$1,880	$(89)	$50,432

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$20,001	$129	$—	$20,130
Municipal obligations	2,921	119	—	3,040
Mortgage-backed and related securities	25,137	1,194	(9)	26,322

	$48,059	$1,442	$(9)	$49,492

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$14,739	$66	$(1)	$14,804
Corporate debt securities	500	—	—	500
Municipal obligations	1,977	75	—	2,052
Mortgage-backed and related securities	29,512	1,281	—	30,793
Trust preferred securities	750	—	(122)	628
Marketable equity securities	748	73	(22)	799

	$48,226	$1,495	$(145)	$49,576

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$18,756	$83	$(2)	$18,837
Municipal obligations	2,661	90	—	2,751
Mortgage-backed and related securities	23,376	954	(21)	24,309

	$44,793	$1,127	$(23)	$45,897

There were no impairment charges on investment securities during the quarter ended July 31, 2010 or 2009.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2010 and 2009

D.	Fair Values of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell and asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

July 31, 2010 and 2009

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

In addition, the fair value estimates are based on existing on-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax assets or liabilities, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2010 and 2009

The estimated fair values of the Company’s financial instruments at July 31, 2010 and April 30, 2010 were as follows:

	July 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,692	$4,692	$4,559	$4,559
Federal funds sold and interest-bearing deposits in banks	10,447	10,447	15,914	15,914
Investment securities	98,491	99,924	94,369	95,473
Loans, net	120,747	121,821	120,545	121,990
Accrued interest receivable	984	984	926	926
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	222,268	221,626	225,317	225,726
Advances and borrowings	5,500	5,930	7,500	7,985

E.	Fair Value Measurement

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability as of the measurement date. These financial instruments do not have two way markets and are measured using management’s best estimate of fair value.

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

The balances of assets and liabilities measured at fair value on a recurring basis as of July 31, 2010, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$50,432	$—	$50,432	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2010, were as follows:

	Assets at Fair Value	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$782	$—	$782	$—

Real estate acquired by foreclosure	$1,953	$—	$1,953	$—

F.	Real Estate Held for Investment

Real estate held for investment includes costs approximating $729,000 for office units constructed with the Obery Street branch in Plymouth, Massachusetts. The Company anticipates selling these units during the current fiscal year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, principal repayments and maturities of investments, and advances from the Federal Home Loan Bank of Boston. The Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements and this management program has proven to be successful toward that end. The Company has also established a line of credit with The Federal Reserve Bank, collateralized by certain securities issued by Government Sponsored Entities. Additionally, as a member of The Co-operative Central Bank’s Reserve Fund, the Company has the right to borrow from that entity’s Reserve Fund for short-term cash needs.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At July 31, 2010 and April 30, 2010, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At July 31, 2010, the Company’s total assets were $253.6 million as compared to $255.5 million at April 30, 2010, a decrease of $1.9 million. During the three months ended July 31, 2010, cash and cash equivalents decreased by $5.3 million while total investments increased by $4.1 million. Net loans receivable increased by $202,000.

Although residential mortgage rates have remained at historical lows, the weak real estate market during the three months ended July 31, 2010 resulted in a drop-off in mortgage lending activity. During the first quarter of 2010, Mayflower Bancorp, Inc. originated $5.2 million in residential mortgages as compared to $8.5 million originated for the same period one year ago. At the same time, the rate environment for fixed-rate loans virtually eliminated demand for adjustable rate mortgages. With the Company continuing to sell the majority of its fixed-rate loan originations in the secondary market, these conditions resulted in a reduction of $1.7 million in the residential first mortgage portfolio as compared to April 30, 2010. During the first quarter, the Company sold $5.5 million of fixed-rate residential loans in the secondary mortgage market, resulting in gains of $111,000. This compares to sales of $11.2 million for the prior year quarter which resulted in gains of $189,000.

Offsetting this reduction in the residential lending portfolio was growth of $1.8 million in commercial loans and mortgages and an increase of $204,000 in home equity loans and lines of credit. These increases were offset by a decrease of $30,000 in net construction loans outstanding and a decrease of $47,000 in consumer loans. In aggregate, net loans outstanding increased by $202,000 from $120.5 million at April 30, 2010 to $120.7 million at July 31, 2010.

Non-performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of July 31, 2010, non-performing assets totaled $2.2 million, compared to $2.3 million at April 30, 2010. The decrease in non-performing assets is comprised of a decrease of $315,000 in non-performing loans offset by an increase of $138,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. During the three months, no additional loans were classified as non-performing. At July 31, 2010, non-performing assets represented 0.85% of total assets compared to 0.91% of total assets at April 30, 2010.

At July 31, 2010, the Company’s allowance for loan losses was $1,235,000, which represented 1.02% of net loans receivable and 620.6% of non-performing loans at that date. This compares to $1,194,000 at April 30, 2010, which represented 0.99% of net loans receivable and 232.3% of non-performing loans. During the three months ended July 31, 2010, the Company provided $60,000 to replenish the reserve and charged off $18,000 in commercial loans and $1,000 in personal loans. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely. The Company’s loan portfolio continues to rely heavily on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at July 31, 2010 and April 30,

2010. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $3.0 million due primarily to a reduction of $3.2 million in money market deposit accounts and $834,000 in certificates of deposits, partially offset by growth of $968,000 in checking and savings accounts. Additionally, during the three months, wholesale advances and other borrowings decreased by $2.0 million, from $7.5 million at April 30, 2010 to $5.5 million at July 31, 2010.

Total stockholders’ equity increased by $523,000 when compared to April 30, 2010. The increase in total equity is due to net income of $336,000 for the three-months, the exercise of employee stock options totaling $53,000, and an increase of $267,000 in the net unrealized gain on securities available-for-sale. A $0.06 per share dividend to shareholders totaling $125,000 and Company stock repurchases totaling $8,000 partially offset these increases in total equity.

Results of Operations:

Comparison of the three months ended July 31, 2010 and July 31, 2009.

General:

Net income for the three months ended July 31, 2010 was $336,000 compared with net income of $232,000 for the three months ended July 31, 2009, an increase of $104,000 or 44.8%. Net interest income increased by $316,000, the provision for loan losses increased by $60,000, total non-interest income decreased by $12,000, and total non-interest expense increased by $46,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended July 31, 2010, the Company’s net interest margin increased from 3.26% to 3.78%. This increase in net interest margin is primarily the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

	Three months ended July 31,
	2010			2009
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$122,873	$1,802	5.87%	$128,068	$1,947	6.08%
Investment securities	94,512	885	3.75%	91,385	977	4.28%
Federal funds sold and interest-bearing deposits in banks	10,518	6	0.23%	6,161	3	0.19%

All interest-earning assets	$227,903	$2,693	4.73%	$225,614	$2,927	5.19%

Interest-bearing liabilities:
Deposits	221,513	473	0.85%	212,451	953	1.79%
Borrowed funds	6,533	66	4.04%	12,962	136	4.20%

All interest-bearing liabilities	$228,046	539	0.95%	$225,413	1,089	1.93%

Net interest income		$2,154			$1,838

Weighted average interest rate spread (2)			3.78%			3.26%

Net interest margin			3.78%			3.26%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended July 31,
	2010 vs. 2009
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(145)	$(79)	$(69)	$3
Investment securities	(92)	33	(121)	(4)
Federal funds sold and interest-bearing deposits in banks	3	2	1	—

Total	(234)	(44)	(189)	(1)

Interest expense:
Deposits	(480)	40	(499)	(21)
Borrowed funds	(70)	(67)	(5)	2

Total	(550)	(27)	(504)	(19)

Increase (decrease) in net interest and dividend income	$316	$(17)	$315	$18

Interest and Dividend Income:

Total interest and dividend income decreased by $234,000, or 8.0%, for the three months ended July 31, 2010. Interest income from loans decreased by $145,000. This decrease was due to a reduction in the average rate earned on loans, from 6.08% to 5.87% on an annualized basis, and by a decrease of $5.2 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $92,000 as a result of a decrease in the average yield earned, from 4.28% in the quarter ended July 31, 2009 to 3.75% in the quarter ended July 31, 2010, as offset by an increase of $3.1 million in the average balance of investments. Interest on short-term investments increased by $3,000 due to an increase in the average yield earned, from 0.19% in the 2009 quarter to 0.23% in the 2010 quarter, augmented by an increase of $4.4 million in the average balance of short-term investments.

Interest Expense:

Interest expense decreased by $550,000, or 50.5%, to $539,000 for the three months ended July 31, 2010. Interest expense on deposits decreased by $480,000 as a result of a decrease in the average rate paid, from 1.79% to 0.85%, offset by an increase of $9.1 million in the average balance of deposits. Interest expense on borrowed funds decreased by $70,000, or 51.5%, for the three months ended July 31, 2010. This decrease was due to a reduction of $6.4 million in the average balance of advances outstanding, augmented by a decrease in the average rate paid on borrowed funds, from 4.20% in the July 2009 three-month period to 4.04% in the July 2010 three-month period.

Provision for Loan Losses:

The provision for loan losses was $60,000 for the quarter ended July 31, 2010, compared to zero for the quarter ended July 31, 2009. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $12,000 for the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. This decrease was primarily due to a reduction of $78,000 in gains on sales of loans. During the prior year quarter, a reduction of interest rates allowed the Company to sell $11.2 million of newly originated fixed-rate residential mortgages, realizing gross profits of $189,000. Sales for the current year quarter totaled $5.5 million with gains of $111,000. This reduction in non-interest income was partially offset by an increase of $15,000 in loan origination and other loan fees, an increase of $12,000 in customer service fees, an increase of $31,000 in gains on sales of investment securities and by an increase of $8,000 in interchange income.

Non-interest Expense:

Non-interest expense increased by $46,000 or 2.3% for the quarter ended July 31, 2010. This increase was primarily a result of an increase of $77,000 in compensation and fringe benefit expense and is due to increased incentive compensation, increased benefit costs, and normal salary adjustments. Additionally, occupancy and equipment expense increased by $17,000 and data processing increased by $10,000. These increases were offset by a decrease of $22,000 in FDIC assessment expense and by a reduction of $22,000 in other real estate owned expense. Finally, other expenses decreased by $14,000 due to a reduction of ATM conversion costs expended during the prior fiscal year.

Provision for Income Taxes:

The provision for income taxes increased by $94,000 for the three months ended July 31, 2010 when compared to the three months ended July 31, 2009, due to the increase in net income before taxes. Effective income tax rates were 36.8% and 30.5% respectively in the 2010 and 2009 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate. The increase in the effective tax rate for the most recent quarter ended July 31, 2010, is due to a higher proportion of net income earned by the Bank entity compared to its non-Bank investment subsidiary. Therefore, a greater proportion of the net income was taxed at a higher tax rate in the 2010 period compared to the same period in 2009.

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

The Company’s primary objective in managing interest rate risk is to minimize the adverse impact of interest rate changes on its net interest income and capital, while adjusting its rate-sensitive asset and liability structure to obtain the maximum net yield on that structure. The Company relies primarily on this structure to control interest rate risk. However, a sudden and substantial shift in interest rates may adversely impact the Company’s earnings to the extent that the interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities do not change at the same frequency, to the same extent or on the same basis.

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	July 31, 2010	April 30, 2010	July 31, 2009
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$99	$99	$385
Commercial and construction mortgages	—	295	—
Commercial time and demand loans	100	120	—
Consumer and other loans	—	—	12

	$199	$514	$397

Loans past due over 90 days as a percentage of:
Net loans receivable	0.16%	0.43%	0.32%
Total assets	0.08%	0.20%	0.16%

Non-performing assets
**Non-accrual loans	$199	$514	$397
Real estate acquired by foreclosure	1,953	1,815	663

	$2,152	$2,329	$1,060

Non-performing assets as a percentage of:
Net loans receivable	1.78%	1.93%	0.86%
Total assets	0.85%	0.91%	0.43%

Allowance for loan losses	$1,235	$1,194	$1,286

Allowance for loan losses as a percentage of non-performing loans	620.60%	232.30%	323.93%

Allowance for loan losses as a percentage of net loans	1.02%	0.99%	1.05%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

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

PART II

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Included in the Dodd-Frank Act is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution’s regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
May 1-31, 2010	—	$—	—	78,078
June 1-30, 2010	1,048	7.85	1,048	77,030
July 1-31, 2010	—	—	—	77,030
TOTAL	1,048	$7.85	1,048	77,030

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.
Date: September 8, 2010
/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)