Form 10-Q
period 2010-10-31
Mayflower Bancorp Inc
filed 2010-12-07
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 24, 2010

Common Stock $1.00 par value	2,083,550
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2010	April 30, 2010
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,949	$4,559
Federal funds sold and interest-bearing deposits in banks	11,416	15,914

Total cash and cash equivalents	16,365	20,473
Investment securities:
Securities available-for-sale, at fair value	46,194	49,576
Securities held-to-maturity (fair value of $45,606 and $45,897, respectively)	44,311	44,793

Total investment securities	90,505	94,369
Loans receivable, net	123,106	120,545
Accrued interest receivable	867	926
Real estate held for investment	1,014	1,020
Real estate acquired by foreclosure	1,379	1,815
Premises and equipment, net	10,996	11,147
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	262	25
Deferred income taxes	537	797
Other assets	1,531	2,314

Total assets	$248,661	$255,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$221,599	$225,317
Advances and borrowings	4,500	7,500
Advances from borrowers for taxes and insurance	423	213
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	848	1,910

Total liabilities	227,480	235,050

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,083,550 at October 31, 2010 and 2,078,985 at April 30, 2010	2,083	2,079
Additional paid-in capital	4,341	4,300
Retained earnings	13,746	13,293
Accumulated other comprehensive income	1,011	808

Total stockholders’ equity	21,181	20,480

Total liabilities and stockholders’ equity	$248,661	$255,530

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,819	$1,857	$3,621	$3,804
Securities held-to-maturity	387	455	802	902
Securities available-for-sale	440	538	910	1,068
Federal funds sold and interest-bearing deposits in banks	6	4	12	7

Total interest income	2,652	2,854	5,345	5,781

Interest expense:
Deposits	449	852	922	1,805
Borrowed funds	56	121	122	257

Total interest expense	505	973	1,044	2,062

Net interest income	2,147	1,881	4,301	3,719

Provision for loan losses	76	—	136	—

Net interest income after provision for loan losses	2,071	1,881	4,165	3,719

Noninterest income:
Loan origination and other loan fees	25	30	59	49
Customer service fees	170	186	366	370
Gain on sales of mortgage loans	203	81	314	270
Gain on sales of investment securities	14	128	48	131
Interchange income	49	41	99	83
Other	24	30	45	51

Total noninterest income	485	496	931	954

Noninterest expense:
Compensation and fringe benefits	1,048	1,005	2,099	1,979
Occupancy and equipment	265	279	560	557
FDIC assessment	78	112	169	225
Data processing	94	84	191	171
Losses & expenses of other real estate owned	19	11	39	53
Other	454	488	908	956

Total noninterest expense	1,958	1,979	3,966	3,941

Income before income taxes	598	398	1,130	732

Provision for income taxes	213	96	409	198

Net income	$385	$302	$721	$534

Earnings per share (basic)	$0.19	$0.15	$0.35	$0.26

Earnings per share (diluted)	$0.19	$0.15	$0.35	$0.26

Weighted average basic shares outstanding	2,085	2,084	2,084	2,085
Diluted effect of outstanding stock options	—	7	—	7

Weighted average diluted shares outstanding	2,085	2,091	2,084	2,092

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)				Accumulated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Total
	(In Thousands)
BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the six months ended October 31, 2009	—	—	534	—	534

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $500,000	—	—	—	710	710

Reclassification adjustment for gains included in net income, net of deferred income taxes of $46,000	—	—	—	(85)	(85)

					625

Total comprehensive income	—	—	—	—	1,159

Purchase of 2,474 shares of Company stock	(3)	(4)	(13)	—	(20)

Cash dividends ($.16 per share)	—	—	(334)	—	(334)

BALANCE, October 31, 2009	$2,083	$4,307	$12,934	$819	$20,143

BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the six months ended October 31, 2010	—	—	721	—	721

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $147,000	—	—	—	232	232

Reclassification adjustment for gains included in net income, net of deferred income taxes of $19,000	—	—	—	(29)	(29)

					203

Total comprehensive income	—	—	—	—	924

Issuance of 7,500 shares of common stock	7	46	—	—	53

Purchase of 2,935 shares of Company stock	(3)	(5)	(18)	—	(26)

Cash dividends ($.12 per share)	—	—	(250)	—	(250)

BALANCE, October 31, 2010	$2,083	$4,341	$13,746	$1,011	$21,181

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31,
	2010	2009
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$5,498	$5,865
Fees and other income received	883	801
Interest paid	(1,047)	(2,059)
Cash paid to suppliers and employees	(3,646)	(4,695)
Income taxes paid	(515)	(351)

Net cash provided by (used in) operating activities	1,173	(439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(2,587)	9,536
Purchases of available-for-sale securities	(14,454)	(16,306)
Proceeds from sales, calls, and maturities of available-for-sale securities	18,273	13,035
Purchase of held-to-maturity securities	(27,269)	(9,453)
Proceeds from maturities and calls of held-to-maturity securities	27,201	8,393
Proceeds from sales of other real estate owned	—	40
Proceeds from sales of real estate acquired by foreclosure	408	—
Capital additions to real estate acquired by foreclosure	(76)	(133)
Purchases of premises and equipment	(95)	(745)
Other - net	49	(65)

Net cash provided by investing activities	1,450	4,302

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(3,718)	2,566
Payments on advances and borrowings	(3,000)	(3,011)
Net increase in advances from borrowers for taxes and insurance	210	214
Issuance of common stock	53	—
Repurchase of Company stock	(26)	(20)
Dividends paid on common stock	(250)	(334)

Net cash used in financing activities	(6,731)	(585)

Net (decrease) increase in cash and cash equivalents	(4,108)	3,278

Cash and cash equivalents - beginning of period	20,473	10,376

Cash and cash equivalents - end of period	$16,365	$13,654

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by (Used in) Operating Activities

(Unaudited)

	Six months ended October 31,
	2010	2009
	(In Thousands)
Net income	$721	$534

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	252	266
Provision for loan losses	136	—
(Gain) loss on other real estate owned	(6)	29
Premium amortization	93	49
Amortization of intangible assets	7	7
Deferred income taxes	132	(134)
Gain on sales of investments	(48)	(131)
Decrease (increase) in accrued interest receivable	59	35
Decrease (increase) in prepaid expenses	192	41
Decrease (increase) in mortgage servicing rights	(33)	(45)
Decrease (increase) in refundable income taxes	(237)	(19)
Increase (decrease) in accrued expenses	(93)	(1,052)
Increase (decrease) in accrued interest payable	(2)	3
Increase (decrease) in deferred loan origination fees	—	(22)

Total adjustments	452	(973)

Net cash provided by (used in) operating activities	$1,173	$(439)

SUPPLEMENTAL DISCLOSURES:
Total increase in unrealized gain on securities available-for-sale	$331	$1,079

Loans transferred to real estate acquired by foreclosure	$295	$—

Proceeds from sales of other real estate financed through loans	$—	$314

Proceeds from sales of foreclosed real estate financed through loans	$457	$—

Transfer of premises and equipment to real estate held for investment	$—	$1,094

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity’s loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity’s exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company does not expect the adoption of this Update to have a material impact on its consolidated financial statements. However, there will be a significant impact on required disclosures in the notes to the Company’s consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at October 31, 2010 and April 30, 2010 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	October 31, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$13,241	$95	$—	$13,336
Corporate debt securities	500	—	(1)	499
Municipal obligations	2,497	89	(9)	2,577
Mortgage-backed and related securities	27,525	1,514	—	29,039
Trust preferred securities	750	—	(38)	712
Marketable equity securities	—	31	—	31

	$44,513	$1,729	$(48)	$46,194

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$16,008	$115	$(2)	$16,121
Municipal obligations	3,187	122	(1)	3,308
Mortgage-backed and related securities	25,116	1,069	(8)	26,177

	$44,311	$1,306	$(11)	$45,606

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$14,739	$66	$(1)	$14,804
Corporate debt securities	500	—	—	500
Municipal obligations	1,977	75	—	2,052
Mortgage-backed and related securities	29,512	1,281	—	30,793
Trust preferred securities	750	—	(122)	628
Marketable equity securities	748	73	(22)	799

	$48,226	$1,495	$(145)	$49,576

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$18,756	$83	$(2)	$18,837
Municipal obligations	2,661	90	—	2,751
Mortgage-backed and related securities	23,376	954	(21)	24,309

	$44,793	$1,127	$(23)	$45,897

There were no impairment charges on investment securities during the six months ended October 31, 2010 or 2009.

D.	Fair Values of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

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

The estimated fair values of the Company’s financial instruments at October 31, 2010 and April 30, 2010 were as follows:

	October 31, 2010		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,949	$4,949	$4,559	$4,559
Federal funds sold and interest-bearing deposits in banks	11,416	11,416	15,914	15,914
Investment securities	90,505	91,800	94,369	95,473
Loans, net	123,106	124,345	120,545	121,990
Accrued interest receivable	867	867	926	926
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	221,599	222,014	225,317	225,726
Advances and borrowings	4,500	4,881	7,500	7,985

E.	Fair Value Measurement

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs as of the measurement date other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means for substantially the full term of the asset.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2010 and 2009

The balances of assets and liabilities measured at fair value on a recurring basis as of October 31, 2010, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$46,194	$—	$46,194	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2010, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$1,379	$—	$1,379	$—

Real estate acquired by foreclosure	$1,379	$—	$1,379	$—

F.	Real Estate Held for Investment

Real estate held for investment includes costs approximating $729,000 for office units constructed with the Obery Street branch in Plymouth, Massachusetts. The Company anticipates selling these units during the current fiscal year.

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 and Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources are adequate to meet its funding commitments and requirements. At October 31, 2010 and April 30, 2010, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At October 31, 2010, the Company’s total assets were $248.7 million as compared to $255.6 million at April 30, 2010, a decrease of $6.9 million. During the six months ended October 31, 2010, cash and cash equivalents decreased by $4.1 million, total investments decreased by $3.9 million, and net loans receivable increased by $2.6 million.

During the six months ended October 31, 2010, historically low interest rates resulted in increased residential mortgage refinancing activity, as the Company originated $17.5 million in residential mortgages as compared to $12.0 million originated for the same period one year ago. During the first six months, the Company sold $12.9 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $314,000, compared to sales of $14.3 million for the prior year period which resulted in gains of $270,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $357,000 increase in residential loan balances as compared to April 30, 2010.

Augmenting this growth in the residential lending portfolio an increase of $2.5 million in commercial loans and mortgages and an increase of $109,000 in home equity loans and lines of credit. These increases were partially offset by a decrease of $81,000 in net construction loans outstanding and a decrease of $156,000 in consumer loans. In aggregate, net loans outstanding increased by $2.6 million, from $120.5 million at April 30, 2010 to $123.1 million at October 31, 2010.

Non-performing assets are comprised of non-accrual loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of October 31, 2010, non-performing assets totaled $1.5 million, compared to $2.3 million at April 30, 2010. The decrease in non-performing assets is comprised of a decrease of $395,000 in non-performing loans and a decrease of $436,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. During the three months, one additional commercial loan with a balance outstanding of $20,000 was classified as non-performing. At October 31, 2010, non-performing assets represented 0.60% of total assets compared to 0.91% of total assets at April 30, 2010.

At October 31, 2010, the Company’s allowance for loan losses was $1,313,000, which represented an allowance of 1.07% of net loans receivable and 1,103.4% of non-performing loans at that date. This compares to $1,194,000 at April 30, 2010, which represented 0.99% of net loans receivable and 232.3% of non-performing loans. During the six months ended October 31, 2010, the Company provided $136,000 to augment the reserve and charged off $16,000 in commercial loans and $1,000 in personal loans. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

The Company’s loan portfolio continues to be heavily dependent on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at October 31, 2010 and April 30, 2010. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $3.7 million due primarily to a reduction of $4.1 million in money market deposit accounts and $2.6 million in certificates of deposits, partially offset by growth of $2.9 million in checking and savings accounts. These fluctuations are the result of a management decision to reduce interest rates paid on certificates of deposit which the Company considers non-core, and the result of decreases in municipal deposits which tend to be larger in April during the tax collection period. Additionally, during the six months ended October 31, 2010, advances and borrowings decreased by $3.0 million, from $7.5 million at April 30, 2010 to $4.5 million at October 31, 2010.

Total stockholders’ equity increased by $701,000 when compared to April 30, 2010. The increase in total equity is due to net income of $721,000 for the first six months, the exercise of employee stock options totaling $53,000, and an increase of $203,000 in the net unrealized gain on securities available-for-sale. Dividends paid to shareholders totaling $250,000 or $0.12 per share and Company stock repurchases totaling $26,000 partially offset these increases in total equity.

Results of Operations:

Comparison of the three months ended October 31, 2010 and October 31, 2009.

General:

Net income for the three months ended October 31, 2010 was $385,000 compared with net income of $302,000 for the three months ended October 31, 2009, an increase of $83,000 or 27.5%. Net interest income increased by $266,000, the provision for loan losses increased by $76,000, total non-interest income decreased by $11,000, and total non-interest expense decreased by $21,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended October 31, 2010, the Company’s net interest margin increased from 3.35% to 3.79%. This increase in net interest margin is primarily the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

			Three months ended October 31,
	2010			2009
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$123,528	$1,819	5.89%	$121,677	$1,857	6.10%
Investment securities	92,729	827	3.57%	96,075	993	4.13%
Federal funds sold and interest-bearing deposits in banks	10,145	6	0.24%	6,949	4	0.23%

All interest-earning assets	$226,402	2,652	4.69%	$224,701	2,854	5.08%

Interest-bearing liabilities:
Deposits	$220,113	449	0.82%	$213,372	852	1.60%
Borrowed funds	5,436	56	4.12%	11,811	121	4.10%

All interest-bearing liabilities	$225,549	505	0.90%	$225,183	973	1.73%

Net interest income		$2,147			$1,881

Weighted average interest rate spread (2)			3.79%			3.35%

Net interest margin			3.79%			3.35%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended October 31,
	2010 vs. 2009
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(38)	$28	$(65)	$(1)
Investment securities	(166)	(35)	(136)	5
Federal funds sold and interest-bearing deposits in banks	2	2	—	—

Total	(202)	(5)	(201)	4

Interest expense:
Deposits	(403)	27	(417)	(13)
Borrowed funds	(65)	(66)	1	—

Total	(468)	(39)	(416)	(13)

Increase (decrease) in net interest income	$266	$34	$215	$17

Interest and Dividend Income:

Total interest and dividend income decreased by $202,000, or 7.1%, to $2.7 million for the three months ended October 31, 2010. Interest income from loans decreased by $38,000. This decrease was due to a reduction in the average rate earned on loans, from 6.10% to 5.89% on an annualized basis, as offset by an increase of $1.9 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $166,000 as a result of a decrease in the average yield earned, from 4.13% in the quarter ended October 31, 2009 to 3.57% in the quarter ended October 31, 2010, coupled with a decrease of $3.3 million in the average balance of investments. Interest on short-term investments increased by $2,000 due to an increase of $3.2 million in the average balance of short-term investments outstanding, coupled with a slight increase in the average yield earned, from 0.23% in the 2009 quarter to 0.24% in the 2010 quarter.

Interest Expense:

Interest expense decreased by $468,000, or 48.1%, to $505,000 for the three months ended October 31, 2010. Interest expense on deposits decreased by $403,000 as a result of a decrease in the average rate paid, from 1.60% to 0.82%, offset by an increase of $6.7 million in the average balance of deposits. Interest expense on borrowed funds decreased by $65,000, or 53.7%, for the three months ended October 31, 2010. This decrease was due to a reduction of $6.4 million in the average balance of advances outstanding, offset by a slight increase in the average rate paid on borrowed funds, from 4.10% in the October 2009 three-month period to 4.12% in the October 2010 three-month period.

Provision for Loan Losses:

The provision for loan losses was $76,000 for the quarter ended October 31, 2010, compared to zero for the quarter ended October 31, 2009. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $11,000 for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. This decrease was primarily due to a reduction of $114,000 in gain on sales of investments, offset by an increase of $122,000 in gains on sales of loans, from gains of $81,000 for the quarter ended October 31, 2009 to gains of $203,000 for the quarter ended October 31, 2010. Additionally, loan origination and other loan fees decreased by $5,000 as a result of increased amortization of the mortgage servicing asset, customer service fees decreased by $16,000 due to reduced return check fees, and other income decreased by $6,000. These decreases were partially offset by an increase of $8,000 in debit card interchange income.

Non-interest Expense:

Non-interest expense decreased by $21,000 or 1.1% for the quarter ended October 31, 2010. This decrease was comprised of a decrease of $14,000 in occupancy and equipment expense, a decrease of $34,000 in FDIC assessment expense, and a decrease of $34,000 in other operating expenses. Offsetting these decreases were increases in compensation and fringe benefits totaling $43,000, data processing expense totaling $10,000, and losses and expenses of other real estate owned totaling $8,000.

Provision for Income Taxes:

The provision for income taxes increased by $117,000 for the three months ended October 31, 2010 when compared to the three months ended October 31, 2009, due to the increase in net income before taxes. Effective income tax rates were 35.6% and 24.1% respectively in the 2010 and 2009 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate. The increase in the effective tax rate for the most recent quarter ended October 31, 2010, is due to a higher proportion of net income earned by the Bank entity compared to its non-Bank investment subsidiary. Therefore, a greater proportion of the net income was taxed at a higher tax rate in the 2010 period compared to the same period in 2009.

Results of Operations:

Comparison of the six months ended October 31, 2010 and October 31, 2009.

General:

Net income for the six months ended October 31, 2010 was $721,000 compared with net income of $534,000 for the six months ended October 31, 2009. Net interest income increased by $582,000, the provision for loan losses increased by $136,000, total non-interest income decreased by $23,000, and total non-interest expense increased by $25,000.

During the six months ended October 31, 2010, the Company’s net interest margin increased from 3.30% to 3.79%. This margin increase is primarily the result of the repricing of certificate of deposit accounts into lower yielding instruments.

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

			Six months ended October 31,
	2010			2009
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$123,201	$3,621	5.88%	$124,873	$3,804	6.09%
Investment securities	93,621	1,712	3.66%	93,730	1,970	4.20%
Federal funds sold and interest-bearing deposits in banks	10,331	12	0.23%	6,555	7	0.21%

All interest-earning assets	$227,153	5,345	4.71%	$225,158	5,781	5.14%

Interest-bearing liabilities:
Deposits	$220,813	922	0.84%	$212,912	1,805	1.70%
Borrowed funds	5,985	122	4.08%	12,386	257	4.15%

All interest-bearing liabilities	$226,798	1,044	0.92%	$225,298	2,062	1.83%

Net interest income		$4,301			$3,719

Weighted average interest rate spread (2)			3.79%			3.31%

Net interest margin			3.79%			3.30%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Six months ended October 31,
	2009 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(183)	$(51)	$(134)	$2
Investment securities	(258)	(2)	(256)	—
Short-term investments	5	4	1	—

Total	(436)	(49)	(389)	2

Interest expense:
Deposits	(883)	67	(916)	(34)
Borrowed funds	(135)	(133)	(4)	2

Total	(1,018)	(66)	(920)	(32)

Increase (decrease) in net interest income	$582	$17	$531	$34

Interest and Dividend Income:

Interest and dividend income decreased by $436,000, or 7.5%, to $5.3 million for the six months ended October 31, 2010 from $5.8 million for the six months ended October 31, 2009. Interest income from loans decreased by $183,000. This decline was due to a decrease of $1.7 million in the average balance of loans outstanding coupled with a decrease in the average rate earned on loans from 6.09% to 5.88% on an annualized basis. Interest and dividend income on investment securities decreased by $258,000 as a result of a decrease in the average yield earned, from 4.20% in 2009 to 3.66% in 2010, coupled with a slight decrease of $109,000 in the average balance of investments. Interest on short-term investments increased by $5,000 as a result of an increase of $3.8 million in the average balance of short-term investments, coupled with a slight increase in the average yield earned, from 0.21% in the 2009 six-month period to 0.23% in the 2010 six-month period.

Interest Expense:

Interest expense decreased by $1.0 million, or 49.4%, to $1.0 million for the six months ended October 31, 2010. Interest expense on deposits decreased by $883,000, or 48.9%, as a result of a decrease in the average rate paid, from 1.70% in the 2009 six-month period to 0.84% in the 2010 six-month period, offset by an increase of $7.9 million in the average balance of deposits. Interest expense on borrowed funds decreased by $135,000, or 52.5%, for the six months ended October 31, 2010. This decrease was due to a decrease in the average balance of borrowed funds, from $12.4 million in the 2009 six-month period to $6.0 million in the 2010 six-month period augmented by a decrease in the average rate paid on borrowed funds, from 4.15% in the October 2009 six-month period to 4.08% in the October 2010 six-month period.

Provision for Loan Losses:

The provision for loan losses was $136,000 for the six months ended October 31, 2010, compared to $0 for the six months ended October 31, 2009. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $23,000 for the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. This decrease was primarily due to a reduction of $83,000 in gain on sales of investments, a decrease of $4,000 in customer service fees, and a decrease of $6,000 in other income. These reductions in non-interest income were partially offset by an increase of $10,000 in loan origination and other loan fees, an increase of $44,000 in gains on sales of loans, and by an increase of $16,000 in debit card interchange income.

Non-interest Expense:

Non-interest expense increased by $25,000 for the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. During the six-month period, salary and benefit expense increased by $120,000 due to increases in pension and health insurance costs. Additionally, data processing costs increased by $20,000 and occupancy and equipment expense increased by $3,000. These increases were offset by a decrease of $56,000 in FDIC assessment expense due to the elimination of the FDIC special assessment of $114,000 paid in September 2009 and by a decrease of $14,000 in losses and expenses of other real estate owned. Finally, other expenses decreased by $48,000 due to a reduction of ATM conversion costs expended during the prior fiscal year.

Provision for Income Taxes:

The provision for income taxes increased by $211,000 for the six months ended October 31, 2010 when compared to the six months ended October 31, 2009, due to the increase in net income before taxes. Effective income tax rates were 36.2% and 27.0% respectively in the 2010 and 2009 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate. The increase in the effective tax rate for the most recent six months ended October 31, 2010, is due to a higher proportion of net income earned by the Bank entity compared to its non-Bank investment subsidiary. Therefore, a greater proportion of the net income was taxed at a higher tax rate in the 2010 period compared to the same period in 2009.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	October 31, 2010	April 30, 2010	October 31, 2009
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$99	$99	$354
Commercial and construction mortgages	—	295	—
Commercial time and demand loans	20	120	—
Consumer and other loans	—	—	—

	$119	$514	$354

Loans past due over 90 days as a percentage of:
Net loans receivable	0.10%	0.43%	0.29%
Total assets	0.05%	0.20%	0.14%

Non-performing assets
**Non-accrual loans	$119	$514	$1,777
Real estate acquired by foreclosure	1,379	1,815	723

	$1,498	$2,329	$2,500

Non-performing assets as a percentage of:
Net loans receivable	1.22%	1.93%	2.05%
Total assets	0.60%	0.91%	1.00%

Allowance for loan losses	$1,313	$1,194	$1,235

Allowance for loan losses as a percentage of non-performing loans	1,103.36%	232.30%	69.50%

Allowance for loan losses as a percentage of net loans	1.07%	0.99%	1.01%

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

PART II

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2010 and Quarterly Report on Form 10-Q for the quarter ended July 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
August 1-31, 2010	—	$—	—	77,030
September 1-30, 2010	1,034	9.71	1,034	75,996
October 1-31, 2010	853	9.45	853	75,143
TOTAL	1,887	$9.60	1,887	75,143

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1 Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2 Bylaws of Mayflower Bancorp, Inc. (2)

Exhibit 10 Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (3)

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders, filed with the SEC on July 22, 2010 (File No. 0-52477).

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: December 7, 2010

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)