Form 10-Q
period 2011-01-31
Mayflower Bancorp Inc
filed 2011-03-08
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 25, 2011

Common Stock $1.00 par value	2,079,703
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2011	April 30, 2010
ASSETS	(unaudited)	(audited)
	(in Thousands)
Cash and cash equivalents:
Cash and due from banks	$4,644	$4,559
Federal funds sold and interest-bearing deposits in banks	7,419	15,914

Total cash and cash equivalents	12,063	20,473
Investment securities:
Securities available-for-sale, at fair value	42,471	49,576
Securities held-to-maturity (fair value of $44,534 and $45,897, respectively)	43,898	44,793

Total investment securities	86,369	94,369
Loans receivable, net	127,864	120,545
Accrued interest receivable	927	926
Real estate held for investment	1,011	1,020
Real estate acquired by foreclosure	1,211	1,815
Premises and equipment, net	11,199	11,147
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	393	25
Deferred income taxes	838	797
Other assets	1,525	2,314

Total assets	$245,499	$255,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$218,649	$225,317
Advances and borrowings	4,500	7,500
Advances from borrowers for taxes and insurance	367	213
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	986	1,910

Total liabilities	224,612	235,050

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,079,703 at January 31, 2011 and 2,078,985 at April 30, 2010	2,079	2,079
Additional paid-in capital	4,334	4,300
Retained earnings	13,921	13,293
Accumulated other comprehensive income	553	808

Total stockholders’ equity	20,887	20,480

Total liabilities and stockholders’ equity	$245,499	$255,530

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,801	$1,818	$5,422	$5,622
Securities held-to-maturity	349	460	1,151	1,362
Securities available-for-sale	396	504	1,306	1,572
Federal funds sold and interest-bearing deposits in banks	5	4	17	11

Total interest income	2,551	2,786	7,896	8,567

Interest expense:
Deposits	412	605	1,334	2,410
Borrowed funds	46	101	168	358

Total interest expense	458	706	1,502	2,768

Net interest income	2,093	2,080	6,394	5,799

Provision for loan losses	20	75	156	75

Net interest income after provision for loan losses	2,073	2,005	6,238	5,724

Noninterest income:
Loan origination and other loan fees	26	37	85	86
Customer service fees	157	175	523	545
Gain on sales of mortgage loans	113	73	427	343
Gain on sales of investment securities	183	28	231	159
Interchange income	53	43	152	126
Other	58	19	103	70

Total noninterest income	590	375	1,521	1,329

Noninterest expense:
Compensation and fringe benefits	1,059	997	3,158	2,976
Occupancy and equipment	290	277	850	834
FDIC assessment	81	74	250	299
Data processing	98	92	289	263
Losses & expenses of other real estate owned	195	15	234	68
Other	443	433	1,351	1,389

Total noninterest expense	2,166	1,888	6,132	5,829

Income before income taxes	497	492	1,627	1,224

Provision for income taxes	172	176	581	374

Net income	$325	$316	$1,046	$850

Earnings per share (basic)	$0.15	$0.15	$0.50	$0.41

Earnings per share (diluted)	$0.15	$0.15	$0.50	$0.41

Weighted average basic shares outstanding	2,082	2,083	2,083	2,084
Diluted effect of outstanding stock options	—	—	—	4

Weighted average diluted shares outstanding	2,082	2,083	2,083	2,088

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2009	$2,086	$4,311	$12,747	$194	$19,338

Net income for the nine months ended January 31, 2010	—	—	850	—	850

Other comprehensive income, net of tax:
Change in unrealized gain on securities available- for-sale, net of deferred income taxes of $540,000	—	—	—	773	773

Reclassification adjustment for gains included in net income, net of deferred income taxes of $55,000	—	—	—	(104)	(104)

					669

Total comprehensive income	—	—	—	—	1,519

Purchase of 4,462 shares of Company stock	(5)	(7)	(21)	—	(33)

Cash dividends ($0.22 per share)	—	—	(458)	—	(458)

BALANCE, January 31, 2010	$2,081	$4,304	$13,118	$863	$20,366

BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the nine months ended January 31, 2011	—	—	1,046	—	1,046

Other comprehensive income, net of tax:
Change in unrealized gain on securities available- for-sale, net of deferred income taxes of $80,000	—	—	—	(117)	(117)

Reclassification adjustment for gains included in net income, net of deferred income taxes of $93,000	—	—	—	(138)	(138)

					(255)

Total comprehensive income	—	—	—	—	791

Issuance of 7,500 shares of common stock	7	46	—	—	53

Purchase of 6,782 shares of Company stock	(7)	(12)	(43)	—	(62)

Cash dividends ($0.18 per share)	—	—	(375)	—	(375)

BALANCE, January 31, 2011	$2,079	$4,334	$13,921	$553	$20,887

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$8,062	$8,615
Fees and other income received	1,305	1,169
Interest paid	(1,512)	(2,770)
Cash paid to suppliers and employees	(5,415)	(7,556)
Income taxes paid	(818)	(507)

Net cash provided by (used in) operating activities	1,622	(1,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable	(7,381)	8,708
Purchases of available-for-sale securities	(18,395)	(20,731)
Proceeds from sales,calls, and maturities of available-for-sale securities	25,341	19,601
Purchase of held-to-maturity securities	(30,058)	(15,402)
Proceeds from maturities and calls of held-to-maturity securities	30,351	12,798
Proceeds from sales of other real estate owned	—	40
Proceeds from sales of real estate acquired by foreclosure	408	25
Capital additions to real estate acquired by foreclosure	(76)	(216)
Purchases of premises and equipment	(426)	(749)
Other - net	102	(60)

Net cash (used in) provided by investing activities	(134)	4,014

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,668)	1,884
Payments on advances and borrowings	(3,000)	(5,388)
Net increase in advances from borrowers for taxes and insurance	154	97
Issuance of common stock	53	—
Repurchase of Company stock	(62)	(33)
Dividends paid on common stock	(375)	(458)

Net cash used in financing activities	(9,898)	(3,898)

Net decrease in cash and cash equivalents	(8,410)	(933)

Cash and cash equivalents - beginning of period	20,473	10,376

Cash and cash equivalents - end of period	$12,063	$9,443

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by (Used in) Operating Activities

(Unaudited)

	Nine months ended January 31,
	2011	2010
	(In Thousands)
Net income	$1,046	$850

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	383	398
Provision for loan losses	156	75
Loss on other real estate owned	162	29
Premium amortization	166	91
Amortization of intangible assets	8	11
Deferred income taxes	132	(134)
Gain on sales of investments	(231)	(159)
Decrease (increase) in accrued interest receivable	(1)	(43)
Decrease (increase) in prepaid expenses	189	(1,021)
Decrease (increase) in mortgage servicing rights	(22)	(38)
Decrease (increase) in refundable income taxes	(368)	—
Increase (decrease) in accrued expenses	(4)	(1,106)
Increase (decrease) in accrued interest payable	(10)	(1)
Increase (decrease) in deferred loan origination fees	16	(1)

Total adjustments	576	(1,899)

Net cash provided by (used in) operating activities	$1,622	$(1,049)

SUPPLEMENTAL DISCLOSURES:
Total (decrease) increase in unrealized gain on securities available-for-sale	$(428)	$1,154

Loans transferred to real estate acquired by foreclosure	$295	$—

Proceeds from sales of other real estate financed through loans	$—	$314

Proceeds from sales of other real estate acquired by foreclosure financed through loans	$—	$140

Proceeds from sales of foreclosed real estate financed through loans	$457	$—

Transfer of premises and equipment to real estate held for investment	$—	$1,094

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity’s loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity’s exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements have been incorporated in the notes to the Company’s consolidated financial statements. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at January 31, 2011 and April 30, 2010 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	January 31, 2011
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$12,979	$34	$(76)	$12,937
Corporate debt securities	500	—	—	500
Municipal obligations	2,494	55	(26)	2,523
Mortgage-backed and related securities	24,826	931	(38)	25,719
Trust preferred securities	750	—	(55)	695
Marketable equity securities	—	97	—	97

	$41,549	$1,117	$(195)	$42,471

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$16,000	$48	$(171)	$15,877
Municipal obligations	3,441	60	(30)	3,471
Mortgage-backed and related securities	24,457	828	(99)	25,186

	$43,898	$936	$(300)	$44,534

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2010
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government obligations	$14,739	$66	$(1)	$14,804
Corporate debt securities	500	—	—	500
Municipal obligations	1,977	75	—	2,052
Mortgage-backed and related securities	29,512	1,281	—	30,793
Trust preferred securities	750	—	(122)	628
Marketable equity securities	748	73	(22)	799

	$48,226	$1,495	$(145)	$49,576

HELD-TO-MATURITY SECURITIES:
U.S. Government obligations	$18,756	$83	$(2)	$18,837
Municipal obligations	2,661	90	—	2,751
Mortgage-backed and related securities	23,376	954	(21)	24,309

	$44,793	$1,127	$(23)	$45,897

There was no impairment charge recognized against investment securities during the nine months ended January 31, 2011 or 2010.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

D.	Loans Receivable

Loans receivable at January 31, 2011 and April 30, 2010 are summarized as follows:

(In Thousands)	January 31, 2011	April 30, 2010
Mortgage loans on real estate
Residential	$50,796	$46,814
Commercial	44,556	41,061
Construction	6,034	5,684
Home equity loans	3,583	4,329
Home equity lines of credit	18,126	17,578

Total mortgage loans	123,095	115,466

Consumer loans	1,455	1,688
Commercial loans	5,611	5,936

Total loans	130,161	123,090

Less:
Due borrowers on construction and other loans	1,091	1,453
Net deferred loan origination costs	(86)	(102)
Allowance for loan losses	1,292	1,194

	2,297	2,545

Loans receivable, net	$127,864	$120,545

Activity in the allowance for loan losses is summarized as follows for the nine months ended January 31:

	Nine months ended
	January 31, 2011	January 31, 2010
	(In Thousands)
Beginning balance	$1,194	$1,305
Provision for loan losses	156	75
Loans charged off	(64)	(119)
Recoveries	6	5

Balance at end of period	$1,292	$1,266

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of January 31, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning balance	$161	$639	$95	$151	$129	$19	$—	$1,194
Loans charged off	—	—	—	—	(56)	(8)	—	(64)
Recoveries	—	—	—	—	6	—	—	6
Provision for loan losses	5	96	(3)	13	33	5	7	156

Ending Balance	$166	$735	$92	$164	$112	$16	$7	$1,292

Ending balance: individually evaluated for impairment	$—	$87	$—	$35	$—	$—	$—	$122

Ending balance: collectively evaluated for impairment	$166	$648	$92	$129	$112	$16	$7	$1,170

Loans Receivable:
Ending balance	$50,796	$44,556	$6,034	$21,709	$5,611	$1,455	$—	$130,161

Ending balance: individually evaluated for impairment	$761	$579	$—	$139	$—	$—	$—	$1,479

Ending balance: collectively evaluated for impairment	$50,035	$43,977	$6,034	$21,570	$5,611	$1,455	$—	$128,682

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

Impaired loans were as follows:

As of January 31, 2011: (In thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential mortgages	$761	$761	$—	$764	$14

With an allowance recorded:
Commercial mortgages	579	579	87	582	20
Home equity loans and lines of credit	139	139	35	139	1

Total:
Residential mortgages	$761	$761	$—	$764	$14
Commercial mortgages	$579	$579	$87	$582	$20
Home equity loans and lines of credit	$139	$139	$35	$139	$1

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of January 31, 2011:

(In thousands)	Non accrual	Loans Past Due Over 90 Days and Still Accruing
Residential mortgages	$761	$—
Commercial mortgages	579	—
Home equity loans and lines of credit	139	—
Commercial business loans	63	—

Total	$1,542	$—

The following table presents the aging of the recorded investment in past due loans as of January 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
Residential Mortgages	$170	$349	$761	$1,280	$49,516	$50,796
Commercial Mortgages	177	300	579	1,056	43,500	44,556
Construction Mortgages	—	—	—	—	6,034	6,034
Home Equity Loans and Lines of Credit	14	—	139	153	21,556	21,709
Commercial Business Loans	—	—	63	63	5,548	5,611
Consumer Loans	2	—	—	2	1,453	1,455

	$363	$649	$1,542	$2,554	$127,607	$130,161

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

The following table displays the loan portfolio by credit quality indicators as of January 31, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Total
Pass	$50,035	$43,977	$6,034	$21,570	$5,611	$1,455	$128,682
Special mention	761	—	—	—	—	—	761
Substandard	—	579	—	139	—	—	718

	$50,796	$44,556	$6,034	$21,709	$5,611	$1,455	$130,161

E.	Fair Values of Financial Instruments

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks, federal funds sold and interest bearing deposits: The carrying amounts reported in the statements of financial condition for cash, due from banks, federal funds sold and interest bearing deposits, approximate those assets’ fair values.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2011 and 2010

The estimated fair values of the Company’s financial instruments at January 31, 2011 and April 30, 2010 were as follows:

	January 31, 2011		April 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,644	$4,644	$4,559	$4,559
Federal funds sold and interest-bearing deposits in banks	7,419	7,419	15,914	15,914
Investment securities	86,369	87,005	94,369	95,473
Loans, net	127,864	127,630	120,545	121,990
Accrued interest receivable	927	927	926	926
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	218,649	219,097	225,317	225,726
Advances and borrowings	4,500	4,841	7,500	7,985

F.	Fair Value Measurement

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

January 31, 2011 and 2010

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

The balances of assets and liabilities measured at fair value on a recurring basis as of January 31, 2011, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale	$42,471	$—	$42,471	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2011, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Impaired loans	$1,479	$—	$1,479	$—

Real estate acquired by foreclosure	$1,211	$—	$1,211	$—

G.	Real Estate Held for Investment

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

Allowance for Loan Losses:

A provision for loan losses represents a charge against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for potential loan losses, a key factor is the current adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans deemed to be impaired or potentially impaired and a subsequent allocation as required, (2) general loss allocations for various categories of loans based on loss experience factors, and (3) an unallocated allowance. General and unallocated allowances are determined as a function of management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and cash flows from other sources are adequate to meet its funding commitments and requirements. At January 31, 2011 and April 30, 2010, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At January 31, 2011, the Company’s total assets were $245.5 million as compared to $255.5 million at April 30, 2010, a decrease of $10.0 million. During the nine months ended January 31, 2011, cash and cash equivalents decreased by $8.4 million, total investments decreased by $8.0 million, and net loans receivable increased by $7.3 million.

During the nine months ended January 31, 2011, historically low interest rates resulted in increased residential mortgage financing activity, as the Company originated $27.0 million in residential mortgages as compared to $16.9 million originated for the same period one year ago. During the nine months, the Company sold $17.8 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $427,000, compared to sales of $17.9 million for the prior year period which resulted in gains of $343,000. Additionally, during the year, the Company elected to retain in portfolio certain fixed-rate residential mortgages totaling $5.2 million. These loans, which were underwritten in accordance with all secondary mortgage market guidelines, have a weighted average interest rate of 4.16%, an average final maturity of 20.3 years, and an average loan to value of 50.4%. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $4.0 million increase in residential loan balances as compared to April 30, 2010.

Also contributing to the growth in the loan portfolio was an increase of $3.2 million in commercial loans and mortgages and an increase of $715,000 in net construction loans outstanding. These increases were partially offset by a decrease of $198,000 in home equity loans and lines of credit and a decrease of $233,000 in consumer loan balances. In aggregate, net loans outstanding increased from $120.5 million at April 30, 2010 to $127.9 million at January 31, 2011.

During the nine months ended January 31, 2011, total investments decreased by $8.0 million as the Company chose to focus on loan portfolio growth.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of January 31, 2011, non-performing assets totaled $2.8 million, compared to $2.3 million at April 30, 2010. The increase in non-performing assets is comprised of an increase of $1.0 million in non-performing loans offset by decrease of $604,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. However, during the nine months ended January 31, 2011, five additional loans with balances approximating $1.4 million were classified as non-performing. This $1.4 million was comprised of two residential first mortgages totaling $761,000, one commercial mortgage totaling $579,000, one commercial loan totaling $63,000 and one home equity line of credit totaling $40,000. At January 31, 2011, non-performing assets represented 1.12% of total assets compared to 0.91% of total assets at April 30, 2010.

At January 31, 2011, the Company’s allowance for loan losses was $1,292,000, which represented an allowance of 1.01% of net loans receivable and 83.8% of non-performing loans at that date. This compares to $1,194,000 at April 30, 2010, which represented 0.99% of net loans receivable and 232.3% of non-performing loans. During the nine months ended January 31, 2011, the Company provided $156,000 to augment the reserve and charged off, net of recoveries, $50,000 in commercial loans and $8,000 in consumer loans. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

The Company’s loan portfolio continues to be heavily dependent on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have a adverse impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to closely monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at January 31, 2011 and April 30, 2010. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, decreased by $6.7 million due primarily to a reduction of $6.1 million in certificate of deposit balances and $2.7 million in money market deposit accounts, partially offset by growth of $2.1 million in checking and savings account balances. These fluctuations are the result of a management decision to reduce interest rates paid on certificates of deposit which the Company considers non-core, and the result of decreases in municipal deposits which tend to be larger in April during the tax collection period. Additionally, during the nine months ended January 31, 2011, advances and borrowings decreased by $3.0 million, from $7.5 million at April 30, 2010 to $4.5 million at January 31, 2011.

Total stockholders’ equity increased by $407,000 when compared to April 30, 2010. The increase in total equity is due to net income for the nine-months of $1,046,000 and the exercise of employee stock options totaling $53,000. Those increases in total equity were partially offset during the nine-month period by dividends paid of $0.18 per share and totaling $375,000, Company stock repurchases totaling $62,000, and a decrease of $255,000 in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended January 31, 2011 and January 31, 2010.

General:

Net income for the three months ended January 31, 2011 was $325,000 compared with net income of $316,000 for the three months ended January 31, 2010, an increase of $9,000 or 2.8%. Net interest income increased by $13,000, the provision for loan losses decreased by $55,000, total non-interest income increased by $215,000, and total non-interest expense increased by $278,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2011, the Company’s net interest margin increased from 3.71% to 3.73%. This increase in net interest margin is primarily the result of the maturity of shorter-term certificates of deposit repricing into lower rates, as offset by reduced yields earned on investments and loans.

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

			Three months ended January 31,
	2011			2010
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$127,826	$1,801	5.64%	$121,957	$1,818	5.96%
Investment securities	88,834	745	3.35%	96,414	964	4.00%
Federal funds sold and interest-bearing deposits in banks	7,550	5	0.26%	5,700	4	0.28%

All interest-earning assets	$224,210	2,551	4.55%	$224,071	2,786	4.97%

Interest-bearing liabilities:
Deposits	$218,425	412	0.75%	$214,689	605	1.13%
Borrowed funds	4,500	46	4.09%	10,016	101	4.03%

All interest-bearing liabilities	$222,925	458	0.82%	$224,705	706	1.26%

Net interest income		$2,093			$2,080

Weighted average interest rate spread (2)			3.73%			3.71%

Net interest margin			3.73%			3.71%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended January 31,
	2011 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(17)	$87	$(99)	$(5)
Investment securities	(219)	(76)	(155)	12
Federal funds sold and interest-bearing deposits in banks	1	1	—	—

Total	(235)	12	(254)	7

Interest expense:
Deposits	(193)	10	(200)	(3)
Borrowed funds	(55)	(56)	1	—

Total	(248)	(46)	(199)	(3)

Increase (decrease) in net interest income	$13	$58	$(55)	$10

Interest and Dividend Income:

Total interest and dividend income decreased by $235,000, or 8.4%, to $2.6 million for the three months ended January 31, 2011. Interest income from loans decreased by $17,000. This decrease was due to a reduction in the average rate earned on loans, from 5.96% to 5.64% on an annualized basis, as offset by an increase of $5.9 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $219,000 as a result of a decrease in the average yield earned, from 4.00% in the quarter ended January 31, 2010 to 3.35% in the quarter ended January 31, 2011, coupled with a decrease of $7.6 million in the average balance of investments. Interest on short-term investments increased by $1,000 due to an increase of $1.9 million in the average balance of short-term investments outstanding, offset by a decrease in the average yield earned, from 0.28% in the 2010 quarter to 0.26% in the 2011 quarter.

Interest Expense:

Interest expense decreased by $248,000, or 35.1%, to $458,000 for the three months ended January 31, 2011. Interest expense on deposits decreased by $193,000 as a result of a decrease in the average rate paid, from 1.13% to 0.75%, offset by an increase of $3.7 million in the average balance of deposits. Interest expense on borrowed funds decreased by $55,000, or 54.5%, for the three months ended January 31, 2011. This decrease was due to a reduction of $5.5 million in the average balance of advances outstanding, offset by a slight increase in the average rate paid on borrowed funds, from 4.03% in the January 2010 three-month period to 4.09% in the January 2011 three-month period.

Provision for Loan Losses:

The provision for loan losses was $20,000 for the quarter ended January 31, 2011, compared to $75,000 for the quarter ended January 31, 2010. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $215,000 for the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. This increase was primarily due to an increase of $155,000 in gains on sales of investments, coupled with an increase of $40,000 in gains on sales of loans. Additionally, debit card interchange income increased by $10,000 and other income increased by $39,000, primarily due to the receipt of a special dividend of $36,000 from The Co-operative Central Bank, the Company’s excess deposit insurer. These increases were offset by a decrease of $11,000 in loan origination and other loan fees and by a reduction of $18,000 in customer service fees, primarily a result of reduced return check fee income.

Non-interest Expense:

Total non-interest expense increased by $278,000 or 14.7% for the quarter ended January 31, 2011. This increase was partially a result of an increase of $180,000 in losses and related expenses of foreclosed real estate. This additional expense is due to a write-down of $168,000 recorded during the quarter on a foreclosed property owned by the Company, as well as due to higher balances of foreclosed real-estate. Additionally, salary and benefit expense increased by $62,000 due to salary adjustments and increased retirement and other benefit costs. Also contributing to the increase in operating expenses was an increase of $13,000 in occupancy and equipment expense, an increase of $7,000 in FDIC assessment expense, an increase of $6,000 in data processing expense and an increase of $10,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes decreased by $4,000 for the three months ended January 31, 2011 when compared to the three months ended January 31, 2010. Effective income tax rates were 34.6% and 35.8% respectively in the 2011 and 2010 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate.

Results of Operations:

Comparison of the nine months ended January 31, 2011 and January 31, 2010.

General:

Net income for the nine months ended January 31, 2011 was $1,046,000 compared with net income of $850,000 for the nine months ended January 31, 2010. Net interest income increased by $595,000, the provision for loan losses increased by $81,000, total non-interest income increased by $192,000, and total non-interest expense increased by $303,000.

During the nine months ended January 31, 2011, the Company’s net interest margin increased from 3.44% to 3.77%. This margin increase is primarily the result of the downward repricing of certificate of deposit balances.

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

			Nine months ended January 31,
	2011			2010
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$124,742	$5,422	5.80%	$123,901	$5,622	6.05%
Investment securities	92,025	2,457	3.56%	94,625	2,934	4.13%
Federal funds sold and interest-bearing deposits in banks	9,404	17	0.24%	6,270	11	0.23%

All interest-earning assets	$226,171	7,896	4.65%	$224,796	8,567	5.08%

Interest-bearing liabilities:
Deposits	$220,017	1,334	0.81%	$213,504	2,410	1.51%
Borrowed funds	5,490	168	4.08%	11,596	358	4.12%

All interest-bearing liabilities	$225,507	1,502	0.89%	$225,100	2,768	1.64%

Net interest income		$6,394			$5,799

Weighted average interest rate spread (2)			3.76%			3.44%

Net interest margin			3.77%			3.44%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Nine months ended January 31,
	2011 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(200)	$38	$(237)	$(1)
Investment securities	(477)	(81)	(407)	11
Short-term investments	6	6	—	—

Total	(671)	(37)	(644)	10

Interest expense:
Deposits	(1,076)	74	(1,116)	(34)
Borrowed funds	(190)	(189)	(3)	2

Total	(1,266)	(115)	(1,119)	(32)

Increase (decrease) in net interest income	$595	$78	$475	$42

Interest and Dividend Income:

Interest and dividend income decreased by $671,000, or 7.8%, to $7.9 million for the nine months ended January 31, 2011 from $8.6 million for the nine months ended January 31, 2010. Interest income from loans decreased by $200,000. This decline was due to a decrease in the average rate earned on loans from 6.05% to 5.80% on an annualized basis, offset by an increase of $841,000 in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $477,000 as a result of a decrease in the average yield earned, from 4.13% in 2010 to 3.56% in 2011, coupled with a decrease of $2.6 million in the average outstanding balance of investments. Interest on short-term investments increased by $6,000 as a result of an increase of $3.1 million in the average balance of short-term investments, coupled with a slight increase in the average yield earned, from 0.23% in the 2010 nine-month period to 0.24% in the 2011 nine-month period.

Interest Expense:

Interest expense decreased by $1.3 million, or 45.7%, to $1.5 million for the nine months ended January 31, 2011. Interest expense on deposits decreased by $1,076,000, or 44.6%, as a result of a decrease in the average rate paid, from 1.51% in the 2010 nine-month period to 0.81% in the 2011 nine-month period, offset by an increase of $6.5 million in the average balance of deposits. Interest expense on borrowed funds decreased by $190,000, or 53.1%, for the nine months ended January 31, 2011. This decrease was due to a decrease in the average balance of borrowed funds, from $11.6 million in the 2010 nine-month period to $5.5 million in the 2011 nine-month period, augmented by a decrease in the average rate paid on borrowed funds, from 4.12% in the January 2010 nine-month period to 4.08% in the January 2011 nine-month period.

Provision for Loan Losses:

The provision for loan losses was $156,000 for the nine months ended January 31, 2011, compared to $75,000 for the nine months ended January 31, 2010. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. Management considers the allowance for loan losses to be adequate at this time. However, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $192,000 for the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010. This increase was primarily due to an increase of $84,000 in gains on sales of loans and an increase of $72,000 in gains on sales of investments. These additional gains on loan sales were a function of decreases in prevailing mortgage interest rates during the period, which resulted in increased volumes of fixed-rate residential mortgage closings, which the Company was able to profitably sell. Finally, debit card interchange income increased by $26,000 and other income increased by $33,000. These increases were offset by a decrease of $1,000 in loan origination fees and by a decrease of $22,000 in customer service fees, primarily a result of reduced return check fee income.

Non-interest Expense:

Non-interest expense increased by $303,000 for the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010. This increase was partially attributable to an increase of $182,000 in salary and benefit expense, a result of normal salary adjustments and increases in retirement and other benefit costs. Additionally, losses and expenses of foreclosed properties increased by $166,000, due to an increase of $133,000 in real-estate charge-offs and an increase of $33,000 in foreclosed property expenses. Finally, data processing expense and occupancy and equipment expense increased by $26,000 and $16,000, respectively. These increases were offset by a decrease of $49,000 in FDIC assessment expense and a decrease of $38,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $207,000 for the nine months ended January 31, 2011 when compared to the nine months ended January 31, 2010, due to the increase in net income before taxes. Effective income tax rates were 35.7% and 30.6% respectively in the 2011 and 2010 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate. The increase in the effective tax rate for the most recent nine months ended January 31, 2011, is due to a higher proportion of net income earned by the Bank entity as compared to its non-Bank investment subsidiary. Accordingly, a greater proportion of the net income was taxed at a higher tax rate in the 2011 period compared to the same period in 2010.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	January 31, 2011	April 30, 2010	January 31, 2010
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$761	$—	$—
Home equity loans and lines of credit	139	99	—
Commercial and construction mortgages	579	295	1,424
Commercial time and demand loans	63	120	—
Consumer and other loans	—	—	—

	$1,542	$514	$1,424

Loans past due over 90 days as a percentage of:
Net loans receivable	1.21%	0.43%	1.16%
Total assets	0.63%	0.20%	0.58%

Non-performing assets
**Non-accrual loans	$1,542	$514	$1,424
Real estate acquired by foreclosure	1,211	1,815	647

	$2,753	$2,329	$2,071

Non-performing assets as a percentage of:
Net loans receivable	2.15%	1.93%	1.69%
Total assets	1.12%	0.91%	0.84%

Allowance for loan losses	$1,292	$1,194	$1,266

Allowance for loan losses as a percentage of non-performing loans	83.79%	232.30%	88.90%

Allowance for loan losses as a percentage of net loans	1.01%	0.99%	1.03%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
November 1-30, 2010	—	$—	—	75,143
December 1-31, 2010	2,998	9.06	2,998	72,145
January 1-31, 2011	849	9.00	849	71,296
TOTAL	3,847	$9.04	3,847	71,296

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)
Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc. (2)
Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)
Exhibit 10	Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (3)
Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to Appendix C to the Company’s definitive proxy materials (File No. 0-52477), filed with the SEC on July 22, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date:	March 8, 2011

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)