Form 10-K
period 2011-04-30
Mayflower Bancorp Inc
filed 2011-07-21
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of October 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17.1 million.

The number of shares outstanding of the registrant’s common stock as of July 5, 2011 was 2,703,509.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2011 Annual Report to Stockholders (Part II)

2.	Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

PART I

Note on Forward-Looking Statements

This document, as well as other written communications made from time to time by Mayflower Bancorp, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: recent and future regulatory and legislative initiatives by the government; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; fluctuations in interest rates; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; the effect of additional provision for loan losses; fluctuations of our stock price; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions; and the other matters set forth in Item 1A. herein.

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

The Bank. Mayflower Co-operative Bank (the “Bank”) was organized as a Massachusetts chartered co-operative bank in 1889. The primary business of the Bank is to acquire funds in the form of deposits and make permanent and construction mortgage loans on one- to four-family homes and commercial real estate located in its primary market area. Additionally, the Bank makes commercial business loans, consumer loans and offers home equity loans and lines of credit. The Bank also invests a portion of its funds in money market instruments, federal government and agency obligations, municipal obligations, various types of corporate debt and equity securities, and other authorized investments.

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

Lending Activities

General. After bottoming out in December 2008, interest rates moved higher through mid 2009 and then settled in a fairly narrow range for the remainder of fiscal year 2010. Rates fell steadily for the first half of fiscal year 2011 with the 10-year Treasury yield falling from 4% in April 2010 to 2.4% in October, then rebounded sharply before turning down again in February. New loan activity generally tracked the movement in rates during fiscal year 2011, with loan volume rising as rates fell then tailing off as rates rose. The net result was a $4.0 million increase in the Bank’s loan portfolio, with the increase evenly split between residential and commercial segments.

The Bank’s loan portfolio totaled $124.5 million as of April 30, 2011, which represented 50.4% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products including ones which feature a fixed-rate of interest for the first three or five years, and are then adjustable on an annual basis. The Bank also originates adjustable-rate mortgages which include an annual interest rate adjustment. During the year ended April 30, 2011, the Bank originated residential and commercial mortgage loans totaling $42.7 million, compared to $36.5 million in such loans originated during the year ended April 30, 2010. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of April 30, 2011, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $28.3 million and adjustable-rate residential first mortgage loans totaling $20.4 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at April 30, 2011, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At April 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$48,724	38.4%	$46,814	38.0%	$54,706	40.9%	$51,897	40.5%	$52,772	36.7%
Commercial real estate	43,511	34.3	41,061	33.4	43,404	32.5	37,319	29.1	37,704	26.2
Construction	6,272	4.9	5,684	4.6	6,589	4.9	8,239	6.4	20,601	14.3
Home equity loans	3,521	2.8	4,329	3.5	5,521	4.1	5,634	4.4	5,875	4.1
Home equity lines of credit	17,702	13.9	17,578	14.3	17,447	13.1	19,033	14.8	19,298	13.4

Total mortgage loans	119,730	94.3	115,466	93.8	127,667	95.5	122,122	95.2	136,250	94.7

Commercial loans	5,576	4.4	5,936	4.8	4,301	3.2	4,036	3.1	5,104	3.6
Consumer loans:
Personal	867	0.7	1,002	0.8	1,052	0.8	1,272	1.0	1,408	1.0
Passbook	753	0.6	686	0.6	703	0.5	855	0.7	1,045	0.7

Total consumer loans	1,620	1.3	1,688	1.4	1,755	1.3	2,127	1.7	2,453	1.7

Total loans	126,926	100.0%	123,090	100.0%	133,723	100.0%	128,285	100.0%	143,807	100.0%

Less:
Due borrowers on construction and other loans	1,308		1,453		1,392		1,639		5,141
Net deferred loan origination fees (costs)	(93)		(102)		(85)		(65)		(10)
Allowances for possible loan losses	1,214		1,194		1,305		1,375		1,673

Total	2,429		2,545		2,612		2,949		6,804

Net loans	$124,497		$120,545		$131,111		$125,336		$137,003

Loan Maturity Analysis. The following table sets forth certain information at April 30, 2011, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after April 30, 2011	Due after 1 through 5 years after April 30, 2011	Due after 5 years after April 30, 2011	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$144	$301	$48,279	$48,724
Commercial	4,668	17,993	20,850	43,511
Construction	4,313	—	651	4,964
Home equity loans	166	386	2,969	3,521
Home equity lines of credit	—	—	17,702	17,702

Total mortgage loans	$9,291	$18,680	$90,451	$118,422

Other:
Consumer	898	636	86	1,620
Commercial loans	4,329	558	689	5,576

Total	$5,227	$1,194	$775	$7,196

The next table shows at April 30, 2011, the dollar amount of all the Bank’s loans due one year or more after April 30, 2011, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$28,192	$20,388
Commercial	8,981	29,862
Construction	—	651
Home equity loans	3,355	—
Home equity lines of credit	—	17,702

Total mortgage loans	$40,528	$68,603

Other:
Consumer	722	—
Commercial loans	1,227	20

Total other loans	$1,949	$20

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $28.3 million, or 58.2%, of the Bank’s total mortgage loan portfolio as of April 30, 2011. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $20.4 million, or 41.8%, of the total mortgage loan portfolio.

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

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or to other institutions on a servicing-released basis. During the year ended April 30, 2011, the Bank originated adjustable-rate mortgage loans amounting to $1.7 million, and fixed-rate mortgage loans amounting to $27.9 million. During the year ended April 30, 2011, the Bank sold $20.6 million of fixed-rate loans in the secondary mortgage market. At April 30, 2011, the Bank held $28.3 million in fixed-rate mortgages of which $3.7 million are identified as available for sale.

Interest rates for loans are set internally as a function of the Bank’s cost of funds, competitive pressures, the requirements of the secondary mortgage market and other strategic considerations. These rates are reviewed and revised as necessary. Rate commitments are made to applicants for a period of 45 days. The underwriting of residential first mortgage loans is conducted by the Bank’s mortgage department which conducts and documents an extensive review of the applicant’s employment, income, and previous credit history.

Construction Lending. The Bank has traditionally been involved in construction lending. As of April 30, 2011, the Bank had 26 construction loans outstanding, with $6.3 million committed in construction loan financing, representing 4.9% of the total loan portfolio. On that date, $1.3 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are also extended to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At April 30, 2011, the Bank’s average construction loan balance was $241,000 and the single largest construction loan with a commitment outstanding as of April 30, 2011, was for $569,000 ($355,000 advanced as of April 30, 2011) on a single-family home in Duxbury, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $905,000 as complete.

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

Builders’ home construction loans are written for a maximum term of twelve months, during which time the borrower is billed on an interest only basis. Pricing of these loans is individually determined on the basis of competitive and market conditions, the borrower’s experience and relationship with the Bank and the perceived level of risk. Maximum and aggregate loan limits for individual builders and borrowers depend upon market conditions and the applicant’s financial condition. Construction loan proceeds are disbursed in accordance with a Bank-established schedule as work progresses and based upon inspection by the Bank’s Security Committee or duly authorized officer or approved inspector. No funds are released in anticipation of progress or for the acquisition of materials. In the event a construction loan extended to a builder or developer is not paid off within the original term of the note (typically twelve months), the note would generally be extended for an additional six to twelve month period at an adjusted market rate of interest if the borrower remained current on interest payments to maturity. Contractors and builders doing business with the Bank are encouraged to refer their buyers to the Bank for permanent financing, and in some instances, special financing packages are offered by the Bank to facilitate a permanent relationship.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of April 30, 2011, the Bank had $43.5 million in commercial real estate loans outstanding, representing 34.3% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $281,000. The largest commercial real estate exposure at April 30, 2011, was $2.85 million and was secured by residential building lots in Nantucket, Massachusetts, and the limited personal guarantees of the principals. Appraised value of this parcel was approximately $6.0 million. The second largest commercial real estate loan as of April 30, 2011, was for $1.6 million, and was secured by a first mortgage on an office plaza in Wareham, Massachusetts and personal guarantee of the principals. The appraisal acquired in connection with the origination of this loan indicated its value to be approximately $2.7 million. These loans were current at April 30, 2011.

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

Commercial Loans. Commercial loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage loans, such loans allow the Bank to further diversify its loan portfolio. The Bank’s commercial loan portfolio at April 30, 2011 totaled $5.6 million, or 4.4%, of the Bank’s loan portfolio. At that date, 121 commercial business loans were outstanding with an average balance of $46,000, while the largest commercial business loan at that date was a $1.0 million credit line, of which $686,000 was advanced at April 30, 2011. This loan is secured by commercial real estate in Plymouth, Massachusetts.

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

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio decreased by $68,000 in fiscal year 2011 and totaled $1.6 million on April 30, 2011, representing 1.3% of the total loan portfolio on that date. These loans had a weighted average yield of 6.9% at April 30, 2011. The Bank offers both secured and unsecured personal loans, automobile loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 80% of the value of the property securing the loan, less any outstanding first mortgage. The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75% and $100,000 for loan-to-value ratios up to 80%. Fixed-rate home equity loans are offered with 5, 10 or 15-year terms. As of April 30, 2011, the Bank had $3.5 million outstanding in home equity loans, representing 2.8% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal, subject to a floor rate as determined from time to time. Previously, the Bank has offered an initial fixed-rate period of up to five years. At April 30, 2011, the outstanding balance of the Bank’s home equity lines was $17.7 million, with a weighted average yield of 4.1%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

Origination Fees and Other Fees. The Bank presently receives origination fees on many of the real estate loans it originates. Fees to cover the cost of appraisals and credit reports are also collected. Loan origination income varies with the amount and type of loan made and with competitive and economic conditions. The Bank imposes late charges on all first mortgages loans.

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

Applications for all types of loans are taken at all of the Bank’s offices and mortgage loan applications are forwarded to the main office for processing. Mortgage loan officers and originators may take applications at customers’ homes and other locations to facilitate the application process and customers may also apply on-line. The Bank’s loan underwriting procedures include the use of detailed credit applications, property appraisals or evaluations and verifications of an applicant’s credit history, employment situation and banking relationships. Individual officers may approve loans up to the level of authority granted by the Bank’s Board of Directors. Loan amounts above the individual officers’ limits require Security Committee approval and in certain cases, by the Bank’s Board of Directors. All loans are ratified by the Board of Directors.

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

Loan Originations and Sale. The Bank makes fixed-rate loans primarily for sale in the secondary mortgage market and adjustable-rate mortgages for its own portfolio. Interest rate commitments up to 45 days are offered to borrowers.

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

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated.

	For the Years Ended April 30,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgages	$1,108	$—	$315	$617	$—
Commercial mortgages	456	295	—	—	—
Home equity loans and lines of credit	139	99	30	—	—
Commercial loans	—	120	—	—	—

Total nonaccrual loans	$1,703	$514	$345	$617	$—

Accruing loans past due 90 days or more:
Residential loans	$—	$—	$—	$—	$—
Commercial mortgages	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—

Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Impaired loans:
Residential loans	$761	$—	$—	$—	$—
Commercial mortgages	456	881	595	—	—
Home equity loans and lines of credit	139	99	—	—	—
Commercial loans	—	120	—	—	—

Total	$1,356	$1,100	$595	$—	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans	$1,703	$1,100	$940	$617	$—

Percentage of net loans	1.37%	0.91%	0.72%	0.49%	—%

Other nonperforming assets(1)	$1,211	$1,815	$590	$605	$—

(1)	Other nonperforming assets represent property acquired by the Company through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At April 30, 2011, the Bank had one commercial real estate loan, two home equity lines of credit and four residential mortgages that were more than 90 days delinquent and on nonaccrual status.

During the year ended April 30, 2011, gross interest income of $56,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period; $52,000 of interest income was actually recorded on such loans during fiscal 2011.

At April 30, 2011, the Bank had four loans with a total outstanding principal balance of $1.7 million which were not classified as nonperforming assets, but where information about credit problems of the borrowers has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

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

Allowance for Possible Loan Losses. The Bank maintains an allowance for possible losses on loans. The provision for possible loan losses is determined by management on the basis of several factors including the risk characteristics of the portfolio, the Bank’s charge-off history, current economic conditions and trends in loan delinquencies and charge-offs, and is reviewed and endorsed by the Bank’s Security Committee and the Board of Directors on a quarterly basis. Provisions for estimated losses on specific loans are charged to income when, in the opinion of management, such losses are expected to be incurred. Losses are usually indicated when the net realizable value is determined to be less than the investment in such loans.

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

At April 30, 2011, the Bank had five impaired loans totaling $1.4 million. The average investment in impaired loans during the fiscal year was $1.5 million and the valuation allowance related to the impaired loans was $70,000. During the year ended April 30, 2011, interest income recognized on the impaired loans was $35,000.

During fiscal 2011, the Bank made provisions for loan losses totaling $201,000 compared to a provision of $215,000 for loan losses for fiscal 2010. At April 30, 2011, the Bank’s reserve for loan losses totaled $1.2 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

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

The following table provides an analysis of the allowance for loan losses during the periods indicated.

	For the Years Ended April 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$1,194	$1,305	$1,375	$1,673	$1,704

Charge-offs:
Mortgage loans	(123)	(264)	(78)	(300)	—
Other loans	(130)	(68)	—	(5)	(28)

Total charge-offs	(253)	(332)	(78)	(305)	(28)

Total recoveries	72	6	8	7	7
Net loans (charged-off) recoveries	(181)	(326)	(70)	(298)	(21)

Provision for possible loan losses	201	215	—	—	120

Reclassification to allowance for loan losses on off-balance sheet credit exposures	—	—	—	—	(130)

Balance at end of period	$1,214	$1,194	$1,305	$1,375	$1,673

Ratio of net (charge-offs) recoveries to average loans outstanding	(0.14)%	(0.26)%	(0.05)%	(0.22)%	(0.01)%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

	For the Year Ended April 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$173	38.4%	$161	38.0%	$242	40.9%	$339	40.5%	$194	36.7%
Commercial mortgages	635	34.3	639	33.4	706	32.5	591	29.1	721	26.2
Construction mortgages	95	4.9	95	4.6	89	4.9	181	6.4	500	14.3
Home equity loans and lines of credit	182	16.7	151	17.8	166	17.2	161	19.2	152	17.5
Commercial loans	112	4.4	129	4.8	82	3.2	76	3.1	82	3.6
Consumer loans	17	1.3	19	1.4	20	1.3	27	1.7	24	1.7

Total allowance for loan losses	$1,214	100.0%	$1,194	100.0%	$1,305	100.0%	$1,375	100.0%	$1,673	100.0%

Based upon management’s assessment and year-end economic and real estate market conditions, management believes that the allowance for loan losses as of April 30, 2011, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, further deterioration of the real estate market or economy in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At April 30, 2011, the Bank’s portfolio of interest-bearing deposits in banks and investment securities totaled $98.2 million, which represented 39.8% of total assets.

During the fiscal year ended April 30, 2011, the Bank’s portfolio of investment and interest-bearing deposits in banks decreased by $12.1 million. This decrease was comprised of a reduction of $9.7 million in interest-bearing deposits in banks, a decrease of $8.0 million in U.S. Government Agency Obligations, and a decrease of $748,000 in equity securities. Offsetting these reductions was an increase of $5.1 million in mortgage-backed and related securities and an increase of $1.4 million in municipal obligations. Finally, the unrealized gain on securities available-for-sale decreased by $170,000, from $1.4 million at April 30, 2010 to $1.2 million at April 30, 2011.

The Bank’s portfolio of fixed-income investment securities consists of instruments offering varying maturities or adjustable interest rates, including interest-bearing deposits in banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency, corporate bonds and municipal obligations fixed-income investment portfolio was 4.8 years at April 30, 2011. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2011 Annual Report to Stockholders, filed as Exhibit 13 to this Annual Report on Form 10-K.

	At April 30,
	2011		2010		2009
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Interest-bearing deposits in banks	$6,256	$6,256	$15,914	$15,914	$6,184	$6,184

Investment Securities:
Bonds and obligations:
U.S. Government agency Obligations	25,476	25,421	33,495	33,641	22,053	22,175
Mortgage-backed and related securities	57,983	59,788	52,888	55,102	60,216	62,269
Corporate debt securities	500	501	500	500	1,000	489
Municipal obligations	6,015	6,182	4,638	4,803	4,902	5,021
Trust preferred securities	750	732	750	628	750	331
Equity securities	—	126	748	799	1,047	879
Unrealized gain (loss) on securities available for sale	1,180	—	1,350	—	293	—

Total investment securities	91,904	92,750	94,369	95,473	90,261	91,164

Total short-term investments and investment securities	$98,160	$99,006	$110,283	$111,387	$96,445	$97,348

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at April 30, 2011

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government agency obligations	$—	—%	$11,992	2.17%	$3,003	2.05%	$—	—%	$14,995	2.15%
Mortgage-backed and related securities (1)	336	3.99	18,005	4.20	8,495	3.52	—	—	26,836	3.98
Municipal obligations (1)	200	3.45	728	3.78	759	3.69	2,036	3.84	3,723	3.78

Total	$536	3.79%	$30,725	3.40%	$12,257	3.17%	$2,036	3.84%	$45,554	3.36%

Securities available for sale:
U.S. Government agency obligations	$—	—%	$10,488	1.83%	$—	—%	$—	—%	$10,488	1.83%
Mortgage-backed and related securities (1)	384	3.96	20,138	3.91	11,619	3.89	—	—	32,141	3.90
Corporate debt securities	501	7.01	—	—	—	—	—	—	501	7.01
Municipal obligations	258	3.50	522	3.47	527	3.82	1,055	3.56	2,362	3.59
Trust preferred securities	—	—	—	—	—	—	732	7.08	732	7.08
Equity securities	126	—	—	—	—	—	—	—	126	—

Total	$1,269	4.68%	$31,148	3.20%	$12,146	3.89%	$1,787	5.00%	$46,350	3.49%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended April 30, 2011, deposits, including interest credited, decreased by $4.3 million to $221.0 million from $225.3 million at April 30, 2010. As of April 30, 2011, 16.6% of the Bank’s total deposits were in money market deposit accounts, 17.3% were in regular savings accounts, 41.6% were in term certificates of deposit and 24.5% were in NOW and demand deposit accounts. At April 30, 2011, retirement account balances totaled $16.6 million, or 7.5% of total deposits.

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

The Bank has further enhanced its delivery systems by providing online banking, mobile banking, telephone banking and automatic teller machine (“ATM”) and debit cards. The Bank has no brokered deposit accounts and does not intend to solicit or to accept such deposits. The Bank does not actively solicit certificate of deposit accounts over $100,000, but may accept them or negotiate premium interest rates on such deposits, as circumstances dictate.

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at April 30, 2011.

	At April 30, 2011
	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$20,525	9.3%	—%
NOW accounts	33,649	15.2	0.20
Regular savings	38,150	17.3	0.25
Money market deposit accounts	36,650	16.6	0.54

Total noncertificate accounts	128,974	58.4	0.28
Certificate accounts	92,049	41.6	1.24

Total deposits	$221,023	100.0%	0.68%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At April 30,
	2011	2010	2009
	(In thousands)
Under 2%	$81,897	$88,077	$10,707
2 – 3.99%	9,303	9,209	103,637
4 – 5.99%	849	2,329	3,317
6 – 7.99%	—	—	—

Total	$92,049	$99,615	$117,661

The following table sets forth the amount and maturities of the Bank’s time deposits at April 30, 2011.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
	(In thousands)
Rate
Under 2%	$63,345	$14,797	$3,322	$433	$81,897
2 – 3.99%	2,153	803	573	5,774	9,303
4 – 5.99%	775	74	—	—	849
6 – 7.99%	—	—	—	—	—

Total	$66,273	$15,674	$3,895	$6,207	$92,049

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of April 30, 2011.

Maturity Period	Certificates Of Deposit
(In thousands)
Three months or less	$8,125
Over three through six months	4,361
Over six through 12 months	8,863
Over 12 months	12,913

Total	$34,262

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the 2011 Annual Report to Stockholders.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At April 30, 2011, the Bank had $3.5 million in outstanding borrowings from the FHLB of Boston. Additional established sources of liquidity include the Federal Reserve System and The Co-operative Central Bank Reserve Fund. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the 2011 Annual Report to Stockholders.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At April 30, 2011, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the years indicated.

	At or for the Year Ended April 30,
	2011	2010	2009
Return on assets (net earnings divided by average total assets)	0.54%	0.47%	0.02%
Return on average stockholders’ equity (net earnings divided by average stockholder’s equity)	6.41	5.83	0.19
Dividend payout ratio (dividends declared per share divided by net earnings per share)	37.37	50.21	2,385.71
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.77	3.53	3.22
Ratio of average interest-earning assets to average interest-bearing liabilities	100.36	99.93	101.45
Ratio of noninterest expense to average total assets	3.30	3.16	2.97

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at April 30, 2011. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets:
Interest-bearing deposits in banks	$6,256	$—	$—	$—	$—	$—	$6,256
Investment securities (1)	4,617	6,975	20,337	7,526	38,383	14,066	91,904
Federal Home Loan Bank stock	1,650	—	—	—	—	—	1,650
Deposits with The Co-operative Central Bank	449	—	—	—	—	—	449
Fixed-rate mortgages	6,507	5,238	3,411	6,112	10,151	16,297	47,716
Adjustable-rate residential and commercial mortgage loans	21,406	15,092	15,074	1,432	—	—	53,004
Commercial loans	4,329	198	360	689	—	—	5,576
Home equity lines of credit	15,830	992	880	—	—	—	17,702
Consumer loans	898	449	187	86	—	—	1,620

Total loans	48,970	21,969	19,912	8,319	10,151	16,297	125,618

Total interest-sensitive assets	$61,942	$28,944	$40,249	$15,845	$48,534	$30,363	$225,877

Interest-sensitive liabilities:
Money market accounts	$36,650	$—	$—	$—	$—	$—	$36,650
Certificates of deposit	66,273	19,569	6,207	—	—	—	92,049
NOW accounts (2)	33,649	—	—	—	—	—	33,649
Regular savings (2)	38,150	—	—	—	—	—	38,150
Borrowed funds	2,500	—	—	1,000	—	—	3,500

Total interest-sensitive liabilities	$177,222	$19,569	$6,207	$1,000	$—	$—	$203,998

Interest sensitivity gap	$(115,280)	$9,375	$34,042	$14,845	$48,534	$30,363	$21,879

Cumulative interest sensitivity gap	$(115,280)	$(105,905)	$(71,863)	$(57,018)	$(8,484)	$21,879

Ratio of interest-sensitive assets to interest-sensitive liabilities	34.95%	147.91%	648.45%	1,584.50%	N/A	N/A	110.73%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	34.95%	46.18%	64.60%	72.05%	95.84%	110.73%

(1)	Equity securities, including preferred stocks that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Year Ended April 30,
	2011 vs. 2010				2010 vs. 2009
	Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$(211)	$113	$(319)	$(5)	$(708)	$(341)	$(383)	$16
Investments	(653)	(115)	(555)	17	(419)	213	(601)	(31)

Total	(864)	(2)	(874)	12	(1,127)	(128)	(984)	(15)

Interest expense:
Deposits	(1,194)	67	(1,233)	(28)	(1,483)	200	(1,610)	(73)
Borrowings	(227)	(228)	2	(1)	(246)	(252)	10	(4)

Total	(1,421)	(161)	(1,231)	(29)	(1,729)	(52)	(1,600)	(77)

Increase (decrease) in net interest and dividend income	$557	$159	$357	$41	$602	$(76)	$616	$62

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at April 30, 2011. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Year Ended April 30,
	2011			2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$125,333	$7,193	5.74%	$123,447	$7,404	6.00%	$128,870	$8,112	6.29%
Investments	100,176	3,222	3.22	101,731	3,875	3.81	96,605	4,294	4.44

Total interest-earning assets	$225,509	10,415	4.62	$225,178	11,279	5.01	$225,475	12,406	5.50

Interest-bearing liabilities:
Deposits	$219,644	1,711	0.78	$214,700	2,905	1.35	$205,348	4,388	2.14
Borrowings	5,051	207	4.10	10,634	434	4.08	16,904	680	4.02

Total interest-bearing liabilities	$224,695	1,918	0.85	$225,334	3,339	1.48	$222,252	5,068	2.28

Net interest income		$8,497			$7,940			$7,338

Interest rate spread			3.77%			3.53%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.36%			99.93%			101.45%

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

Recent Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Office of Thrift Supervision and require that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Durbin Amendment to the Dodd-Frank Act instructed the Federal Reserve Board to establish the rate merchants pay banks for electronic clearing of debit card transactions (i.e., the interchange rate). Interchange fees accounted for approximately $204,000 of service charge income, or just over 10.6%, of total noninterest income for the year ended April 30, 2011. On June 29, 2011, the Federal Reserve Board set the cap the interchange rate at $0.24 per transaction. As implemented, we estimate that between 45-55% of our interchange income could be lost. The new rate is scheduled to take effect July 21, 2011.

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

Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies that are well capitalized and well managed and whose financial institution subsidiaries are well capitalized and well managed and have satisfactory or better Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies, including investment banking and insurance companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. Such activities can include insurance underwriting and investment banking. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required. The Company has not, up to this time, opted to become a financial holding company.

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. The Dodd-Frank Act requires the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be included. The revised capital requirements are subject to certain grandfathering and transition rules. See “Regulation and Supervision of the Bank—Capital Requirements.”

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.” The Federal Reserve Board has a policy under which bank holding companies are required to serve as a source of strength for their depository subsidiaries by providing capital, liquidity and other resources in times of financial distress. The Dodd-Frank Act codified the source of strength doctrine and requires the issuance of implementing regulations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ended April 30, 2011 in this Annual Report on Form 10-K. We have performed reviews regarding our internal controls over financial reporting during the fiscal year ended April 30, 2011, and we believe that such internal controls are adequate. The Company is currently considered a smaller reporting company with the SEC and is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank, the Bank’s excess deposit insurer. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended April 30, 2011 was $29,000.

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

In addition to the leverage ratio (the ratio of Tier 1 capital to total average assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the Bank’s risk-weighted assets.

At April 30, 2011, the Bank’s ratio of core Tier 1 capital to total average assets was 8.3%, its ratio of Tier 1 capital to risk-weighted assets was 15.0% and its ratio of total risk-based capital to risk-weighted assets was 16.0%. Capital ratios for the Company were 8.4%, 15.1% and 16.1%, respectively.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of April 30, 2011, the Bank had equity securities with a market value of $126,000, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

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

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That limit was made permanent by the Dodd-Frank Act. In addition, under the Dodd-Frank Act, all noninterest-bearing transaction accounts and Interest on Lawyers Trust Account (“IOLTAs”) will receive unlimited insurance coverage until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ended April 30, 2011 averaged approximately 1.0 basis point of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed since 1985.

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

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note O of Notes to Consolidated Financial Statements in the 2011 Annual Report to Stockholders.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating to $10.7 million less an exemption of $10.7 million (which may be adjusted annually by the FRB), the reserve requirement is 3%; and for accounts greater than $58.8 million, the reserve requirement is 10% (which may be adjusted annually by the FRB between 8% and 14%) of the portion in excess of $58.8 million. The Bank is in compliance with these requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at April 30, 2011 of $1.65 million.

During February 2011, the FHLB of Boston declared a dividend based upon average stock outstanding for the fourth quarter of 2010. The FHLB of Boston’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as negative trend in credit losses on the Federal Home Loan Bank of Boston’s private label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

For the years ended April 30, 2011, 2010 and 2009, cash dividends from the FHLB of Boston to the Bank amounted to $1,000, $0, $39,000, respectively. Further, there can be no assurance that the impact of economic events or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Loans to Executive Officers, Directors and Principal Stockholders. Under federal law, loans to directors, executive officers and principal stockholders of a state non-member bank, like the Bank, must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loan or loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. Massachusetts law also contains restrictions on loans to directors and officers, some of which are more strict than federal law. The Bank does not lend to its directors, officers or employees, except on the basis of loans secured by deposits held by the Bank.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received in March 2009 from the FDIC was “Outstanding.”

The Bank is also subject to similar obligations under Massachusetts Law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received in March 2009 from the Massachusetts Division of Banks was “Outstanding.”

Regulatory Restructuring Legislation

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years, until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

State Taxation. For the fiscal year ended April 30, 2011, the Massachusetts excise tax rate for co-operative banks was 10.0% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

Audits. See Note I of the Notes to Consolidated Financial Statements for information regarding income taxes payable by the Bank.

Competition

The Bank’s competition for savings deposits has historically come from other co-operative banks and savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in Southeastern Massachusetts specifically, some of which have greater financial resources than the Bank. The Bank also experiences significant competition from tax exempt, state and federally chartered credit unions and from Internet-based entities. In the past, during times of high interest rates, however, the Bank has experienced additional significant competition for deposits from short-term money market funds and other corporate and government securities and the Bank anticipates that it will face continuing competition from other financial intermediaries for deposits.

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

Changes in bank regulation, such as changes in the products and services banks can offer and involvement in non-banking activities by bank holding companies, as well as bank mergers and acquisitions, can affect the Bank’s ability to compete successfully. Legislation and regulations have also expanded the activities in which depository institutions may engage. The ability of the Bank to compete successfully will depend upon how successfully it can respond to the evolving competitive, regulatory, technological and demographic developments affecting its operations.

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

Employees

At April 30, 2011, the Bank employed 58 full-time and 19 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at April 30, 2011	Positions Currently Held
Edward M. Pratt	57	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	57	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	49	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	56	Vice President, Retail Banking of the Bank

The principal occupation of each executive officer of the Bank is set forth below.

Edward M. Pratt has been employed with the Bank since 1977 and served as Vice President and Senior Loan Officer of the Bank from 1988 through April 13, 1994. On April 14, 1994, Mr. Pratt was appointed President, Chief Executive Officer and Clerk of the Bank.

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

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one- to four-family residential mortgage loans. At April 30, 2011, nonresidential real estate and construction loans totaled $49.8 million, which represented 39.2% of total loans.

Loans secured by commercial or nonresidential real estate properties are generally for larger amounts and involve a greater degree of risk than one-to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate buildings generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including limiting the size of our nonresidential real estate loans, generally restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

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

A weak economic recovery and further deterioration in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and may continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset write-downs by many financial institutions. Reduced availability of commercial credit and elevated levels of unemployment may further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional write-downs. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:

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

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect our ability to market our products and services and continue to obtain market share.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successfully in the future.

Increased FDIC and/or special assessments will hurt our earnings.

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

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2007, 2008, 2009, 2010 and 2011 our interest rate spread was 2.99%, 2.91%, 3.22%, 3.53% and 3.77% respectively. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a range of 0 – 0.25% at April 30, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

At April 30, 2011, our allowance for loan losses as a percentage of total loans was 0.97%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

A substantial source of our income from which we pay our obligations and from which we can pay dividends is the receipt of dividends from Mayflower Co-operative Bank. The availability of dividends from Mayflower Co-operative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Mayflower Co-operative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Mayflower Co-operative Bank is unable to pay dividends to us, we may not be able to pay our obligations or pay dividends on our common stock. The inability to receive dividends from Mayflower Co-operative Bank would adversely affect our business, financial condition, results of operations and prospects.

Recently enacted regulatory reform legislation may have a material impact on our operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank owns six of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of April 30, 2011:

Office Location	Year Opened	Net Book Value at April 30, 2011
		(Dollars in thousands)
Main Office	1889	$3,324
30 South Main Street
Middleboro, MA

94 Court Street	1974	134
Plymouth, MA

Great Neck Road and Onset Avenue	1981	431
Wareham, MA

565 Rounseville Road (1)	1995	—
Rochester, MA

5 Scotland Boulevard (2)	1998	336
Bridgewater, MA

166 County Street	2005	894
Lakeville, MA

2420 Cranberry Highway	2007	2,427
Wareham, MA

57-59 Obery Street	2009	2,863
Plymouth, MA

(1)	The Bank is a tenant-at-will at its Rochester location.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027.

At April 30, 2011, the total net book value of the Bank’s premises and equipment was $11.1 million. For further information, see Note F of Notes to Consolidated Financial Statements.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2011 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference.

The Company repurchased the following amounts of shares of its common during the fourth quarter of the fiscal year ended April 30, 2011.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Month #1: February 1, 2011 to February 28, 2011	—	$—	—	71,296
Month #2: March 1, 2011 to March 31, 2011	3,120	8.38	3,120	68,176
Month #3: April 1, 2011 to April 30, 2011	1,548	8.31	1,548	66,628

Total	4,668	$8.36	4,668	66,628

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

Item 9A. Controls and Procedures

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of April 30, 2011, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ EDWARD M. PRATT	/s/ MARIA VAFIADES
Edward M. Pratt	Maria Vafiades
President and Chief Executive Officer	Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended April 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1—Election of Directors” in the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d)	Equity Compensation Plans

The following table sets forth certain information as of April 30, 2011, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	24,950	$14.00	156,475
Equity compensation plans not approved by security holders	—	—	—

Total	24,950	$14.00	156,475

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

Independent Auditors’ Report

Financial Statements:

Consolidated Statements of Financial Condition as of April 30, 2011 and 2010

Consolidated Statements of Income for the Years Ended April 30, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended April 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended April 30, 2011 and 2010

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit No.	Description

2	Plan of Acquisition and Reorganization(1)

3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)

3(ii)	Bylaws of Mayflower Bancorp, Inc.(2)

4.1	Stock Certificate for Common Stock of Mayflower Bancorp, Inc.(1)

10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+(1)

10.2	Amended and Restated Mayflower Co-operative Bank 1999 Stock Option Plan+(1)

10.3	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.4	Amended and Restated Employment Agreement between Mayflower Co-operative Bank , Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.6	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(2)

10.7	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan+(2)

10.8	Mayflower Bancorp, Inc. 2010 Equity Incentive Plan+(3)

13	2011 Annual Report to Stockholders

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

July 21, 2011	By:	/S/ EDWARD M. PRATT
Edward M. Pratt
President and Chief Executive Officer
(Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ EDWARD M. PRATT	By:	/S/ MARIA VAFIADES
	Edward M. Pratt		Maria Vafiades
	President, Chief Executive		Chief Financial Officer
	Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: July 21, 2011		Date: July 21, 2011

By:	/S/ E. BRADFORD BUTTNER	By:	/S/ PAUL R. CALLAN
	E. Bradford Buttner		Paul R. Callan
	Director		Director

Date: July 21, 2011		Date: July 21, 2011

By:	/S/ CHARLES N. DECAS	By:
	Charles N. Decas		M. Sandra Fleet
	Director		Director

Date: July 21, 2011

By:	/S/ EDWARD J. MEDEIROS	By:	/S/ DIANE A. MADDIGAN
	Edward J. Medeiros		Diane A. Maddigan
	Director		Director

Date: July 21, 2011		Date: July 21, 2011

By:	/S/ JOSEPH P. MONTEIRO	By:	/S/ DAVID R. SMITH
	Joseph P. Monteiro		David R. Smith
	Director		Director

Date: July 21, 2011		Date: July 21, 2011

By:	/S/ GEOFFREY T. STEWART	By:	/S/ WILLIAM H. FULLER
	Geoffrey T. Stewart		William H. Fuller
	Director		Director

Date: July 21, 2011		Date: July 21, 2011