Form 10-Q
period 2011-07-31
Mayflower Bancorp Inc
filed 2011-09-09
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of August 25, 2011

Common Stock $1.00 par value	2,072,071
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,092	$5,534
Interest-bearing deposits in banks	8,874	6,256

Total cash and cash equivalents	12,966	11,790
Investment securities:
Securities available-for-sale, at fair value	48,370	46,350
Securities held-to-maturity (fair value of $47,723 and $46,400, respectively)	46,469	45,554

Total investment securities	94,839	91,904
Loans receivable, net	123,240	124,497
Accrued interest receivable	940	891
Real estate held for investment	1,005	1,008
Real estate acquired by foreclosure	491	1,211
Premises and equipment, net	10,993	11,073
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	0	134
Deferred income taxes	769	855
Other assets	1,388	1,421

Total assets	$248,730	$246,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$223,242	$221,023
Advances and borrowings	2,500	3,500
Advances from borrowers for taxes and insurance	287	154
Accrued income taxes	62	0
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	961	919

Total liabilities	227,162	225,706

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	0	0
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,072,071 at July 31, 2011 and 2,075,035 at April 30, 2011	2,072	2,075
Additional paid-in capital	4,331	4,326
Retained earnings	14,275	14,062
Accumulated other comprehensive income	890	714

Total stockholders’ equity	21,568	21,177

Total liabilities and stockholders’ equity	$248,730	$246,883

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended July 31,
	2011	2010
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,749	$1,802
Securities held-to-maturity	372	415
Securities available-for-sale	400	470
Interest-bearing deposits in banks	11	6

Total interest income	2,532	2,693

Interest expense:
Deposits	378	473
Borrowed funds	31	66

Total interest expense	409	539

Net interest income	2,123	2,154

Provision for loan losses	57	60

Net interest income after provision for loan losses	2,066	2,094

Noninterest income:
Loan origination and other loan fees	24	34
Customer service fees	170	196
Gain on sales of mortgage loans	77	111
Gain on sales of investment securities	60	34
Interchange income	57	50
Other	22	21

Total noninterest income	410	446

Noninterest expense:
Compensation and fringe benefits	1,066	1,051
Occupancy and equipment	267	295
FDIC assessment	49	91
Data processing	86	97
Losses and expenses of other real estate owned	3	20
Other	475	454

Total noninterest expense	1,946	2,008

Income before income taxes	530	532

Provision for income taxes	171	196

Net income	$359	$336

Earnings per share (basic)	$0.17	$0.16

Earnings per share (diluted)	$0.17	$0.16

Weighted average basic shares outstanding	2,074	2,083
Diluted effect of outstanding stock options	2	0

Weighted average diluted shares outstanding	2,076	2,083

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the three months ended July 31, 2010	0	0	336	0	336

Other comprehensive income, net of tax:
Change in unrealized gain on securities available- for-sale, net of deferred income taxes of $187,000	0	0	0	288	288
Reclassification adjustment for gains included in net income, net of deferred income taxes of $13,000	0	0	0	(21)	(21)

					267

Total comprehensive income	0	0	0	0	603

Issuance of 7,500 shares $1 par value common stock	7	46	0	0	53

Purchase of 1,048 shares of Company stock	(1)	(2)	(5)	0	(8)

Cash dividends ($0.06 per share)	0	0	(125)	0	(125)

BALANCE, July 31, 2010	$2,085	$4,344	$13,499	$1,075	$21,003

BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the three months ended July 31, 2011	0	0	359	0	359

Other comprehensive income, net of tax:
Change in unrealized gain on securities available- for-sale, net of deferred income taxes of $136,000	0	0	0	212	212
Reclassification adjustment for gains included in net income, net of deferred income taxes of $24,000	0	0	0	(36)	(36)

					176

Total comprehensive income	0	0	0	0	535

Grants of restricted stock	0	4	0	0	4

Stock-based compensation	0	7	0	0	7

Purchase of 3,449 shares of Company stock	(3)	(6)	(21)	0	(30)

Cash dividends ($0.06 per share)	0	0	(125)	0	(125)

BALANCE, July 31, 2011	$2,072	$4,331	$14,275	$890	$21,568

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended July 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,595	$2,677
Fees and other income received	371	419
Interest paid	(407)	(541)
Cash paid to suppliers and employees	(1,812)	(1,881)
Income taxes paid	(1)	(6)

Net cash provided by operating activities	746	668

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	1,793	(396)
Purchases of available-for-sale securities	(7,710)	(7,192)
Proceeds from sales, calls, and maturities of available-for-sale securities	5,974	8,390
Purchase of held-to-maturity securities	(7,937)	(14,365)
Proceeds from maturities and calls of held-to-maturity securities	6,973	12,578
Proceeds from sales of real estate acquired by foreclosure	105	9
Capital additions to real estate acquired by foreclosure	0	(19)
Purchases of premises and equipment	(40)	(46)
Other - net	64	68

Net cash used in investing activities	(778)	(973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,219	(3,049)
Payments on advances and borrowings	(1,000)	(2,000)
Net increase in advances from borrowers for taxes and insurance	133	100
Issuance of common stock	11	53
Repurchase of Company stock	(30)	(8)
Dividends paid on common stock	(125)	(125)

Net cash provided by (used in) financing activities	1,208	(5,029)

Net increase (decrease) in cash and cash equivalents	1,176	(5,334)

Cash and cash equivalents - beginning of period	11,790	20,473

Cash and cash equivalents - end of period	$12,966	$15,139

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Three months ended July 31,
	2011	2010
	(In Thousands)
Net income	$359	$336

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123	128
Provision for loan losses	57	60
Premium amortization	113	41
Amortization of intangible assets	0	4
Deferred income taxes	(26)	132
Gain on sales of investments	(60)	(34)
Decrease (increase) in accrued interest receivable	(49)	(58)
Decrease (increase) in prepaid expenses	52	99
Decrease (increase) in mortgage servicing rights	0	(12)
Decrease (increase) in refundable income taxes	134	25
Increase (decrease) in accrued expenses	(42)	(92)
Increase (decrease) in accrued income taxes	62	34
Increase (decrease) in accrued interest payable	1	(1)
Increase (decrease) in deferred loan origination fees	22	6

Total adjustments	387	332

Net cash provided by operating activities	$746	$668

SUPPLEMENTAL DISCLOSURES:
Total increase in unrealized gain on securities available-for-sale	$288	$441

Loans transferred to foreclosed real estate	$0	$295

Proceeds from sales of foreclosed real estate financed through loans	$616	$174

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

A.	Basis of presentation:

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the year ended April 30, 2011. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Recent Accounting Pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends Accounting Standards Codification Topic 310, Receivables. The purpose of the Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements as of April 30, 2011 of ASU 2010-20 have been incorporated in the notes to the Company’s consolidated financial statements. Disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As this Standard amends only disclosure requirements for loans and the allowance for loan losses, adoption will have no impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance). In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update will improve financial reporting by creating greater consistency in the way Generally Accepted Accounting Principles are applied for various types of debt restructuring by clarifying which loan modifications constitute troubled debt restructurings. This update is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220). This update states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

income, and a total amount for comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position.

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at July 31, 2011 and April 30, 2011 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	July 31, 2011
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$9,490	$37	$0	$9,527
Corporate debt securities	500	0	(3)	497
Municipal obligations	2,824	98	(5)	2,917
Mortgage-backed and related securities	33,338	1,256	0	34,594
Trust preferred securities	750	0	(60)	690
Equity securities	0	145	0	145

	$46,902	$1,536	$(68)	$48,370

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$15,011	$57	$(2)	$15,066
Municipal obligations	3,520	137	(1)	3,656
Mortgage-backed and related securities	27,938	1,079	(16)	29,001

	$46,469	$1,273	$(19)	$47,723

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	April 30, 2011
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$10,481	$33	$(26)	$10,488
Corporate debt securities	500	1	0	501
Municipal obligations	2,292	80	(10)	2,362
Mortgage-backed and related securities	31,147	1,004	(10)	32,141
Trust preferred securities	750	0	(18)	732
Equity securities	0	126	0	126

	$45,170	$1,244	$(64)	$46,350

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$14,995	$42	$(104)	$14,933
Municipal obligations	3,723	100	(3)	3,820
Mortgage-backed and related securities	26,836	867	(56)	27,647

	$45,554	$1,009	$(163)	$46,400

There was no impairment charge recognized against investment securities during the three months ended July 31, 2011 or 2010.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

D.	Loans Receivable

Loans receivable at July 31, 2011 and April 30, 2011 are summarized as follows:

	July 31,	April 30,
(In Thousands)	2011	2011
Mortgage loans on real estate
Residential	$48,746	$48,724
Commercial	43,550	43,511
Construction	5,924	6,272
Home equity loans	3,178	3,521
Home equity lines of credit	17,519	17,702

Total mortgage loans	118,917	119,730

Consumer loans	1,605	1,620
Commercial loans	4,923	5,576

Total loans	125,445	126,926

Less:
Due borrowers on construction and other loans	1,101	1,308
Net deferred loan origination costs	(71)	(93)
Allowance for loan losses	1,175	1,214

	2,205	2,429

Loans receivable, net	$123,240	$124,497

Activity in the allowance for loan losses is summarized as follows for the three months ended July 31:

	Three months ended
	July 31,	July 31,
	2011	2010
	(In Thousands)
Beginning balance	$1,214	$1,194
Provision for loan losses	57	60
Loans charged off	(98)	(21)
Recoveries	2	2

Balance at end of period	$1,175	$1,235

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of July 31, 2011 and April 30, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Unallocated	Total
(In Thousands)	July 31, 2011
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$0	$1,214
Loans charged off	(43)	(15)	0	(40)	0	0	0	(98)
Recoveries	0	0	0	0	2	0	0	2
Provision for loan losses	14	(39)	(23)	95	9	1	0	57

Ending Balance	$144	$581	$72	$237	$123	$18	$0	$1,175

Ending balance: individually evaluated for impairment	$0	$0	$0	$45	$0	$0	$0	$45

Ending balance: collectively evaluated for impairment	$144	$581	$72	$192	$123	$18	$0	$1,130

Loans Receivable:
Ending balance	$48,746	$43,550	$4,823	$20,697	$4,923	$1,605	$0	$124,344

Ending balance: individually evaluated for impairment	$760	$0	$0	$129	$0	$0	$0	$889

Ending balance: collectively evaluated for impairment	$47,986	$43,550	$4,823	$20,568	$4,923	$1,605	$0	$123,455

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Unallocated	Total
(In Thousands)	April 30, 2011
Allowance for loan losses:
Beginning balance	$161	$639	$95	$151	$129	$19	$0	$1,194
Loans charged off	0	(123)	0	0	(119)	(11)	0	(253)
Recoveries	0	0	0	0	71	1	0	72
Provision for loan losses	12	119	0	31	31	8	0	201

Ending Balance	$173	$635	$95	$182	$112	$17	$0	$1,214

Ending balance: individually evaluated for impairment	$15	$0	$0	$55	$0	$0	$0	$70

Ending balance: collectively evaluated for impairment	$158	$635	$95	$127	$112	$17	$0	$1,144

Loans Receivable:
Ending balance	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$0	$125,618

Ending balance: individually evaluated for impairment	$761	$456	$0	$139	$0	$0	$0	$1,356

Ending balance: collectively evaluated for impairment	$47,963	$43,055	$4,964	$21,084	$5,576	$1,620	$0	$124,262

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

Impaired loans at July 31, 2011 and April 30, 2011 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	July 31, 2011
With no related allowance recorded:
Residential mortgages	$760	$760	$0	$760	$0

With an allowance recorded:
Home equity loans and lines of credit	129	129	45	129	0

Totals:
Residential mortgages	$760	$760	$0	$760	$0
Home equity loans and lines of credit	$129	$129	$45	$129	$0

Total impaired loans	$889	$889	$45	$889	$0

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	April 30, 2011
With no related allowance recorded:
Residential mortgages	$453	$453	$0	$455	$8
Commercial mortgages	456	579	0	580	20

With an allowance recorded:
Residential mortgages	308	308	15	309	6
Home equity loans and lines of credit	139	139	55	139	1

Totals:
Residential mortgages	$761	$761	$15	$764	$14
Commercial mortgages	$456	$579	$0	$580	$20
Home equity loans and lines of credit	$139	$139	$55	$139	$1

Total impaired loans	$1,356	$1,479	$70	$1,483	$35

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of July 31, 2011 and April 30, 2011:

	July 31, 2011		April 30, 2011
(In Thousands)	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
Residential mortgages	$1,217	$0	$1,108	$0
Commercial mortgages	0	0	456	0
Home equity loans and lines of credit	129	0	139	0
Commercial business loans	20	0	0	0

Total	$1,366	$0	$1,703	$0

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

The following table presents the aging of the recorded investment in past due loans as of July 31, 2011 and April 30, 2011 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	July 31, 2011
Residential Mortgages	$178	$289	$928	$1,395	$47,351	$48,746
Commercial Mortgages	550	40	0	590	42,960	43,550
Construction Mortgages	362	0	0	362	4,461	4,823
Home Equity Loans and Lines of Credit	26	0	129	155	20,542	20,697
Commercial Business Loans	0	0	20	20	4,903	4,923
Consumer Loans	2	0	0	2	1,603	1,605

	$1,118	$329	$1,077	$2,524	$121,820	$124,344

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	April 30, 2011
Residential Mortgages	$452	$0	$1,108	$1,560	$47,164	$48,724
Commercial Mortgages	176	300	456	932	42,579	43,511
Construction Mortgages	0	0	0	0	4,964	4,964
Home Equity Loans and Lines of Credit	158	0	139	297	20,926	21,223
Commercial Business Loans	4	0	0	4	5,572	5,576
Consumer Loans	0	0	0	0	1,620	1,620

	$790	$300	$1,703	$2,793	$122,825	$125,618

Credit Quality Information

Loans rated Pass: Loans in this category have low to average risk.

Loans rated Special Mention: Loans in this category are currently protected, but exhibit conditions that have the potential for weakness. The borrower may be affected by unfavorable economic, market or other external conditions that may affect their ability to repay the debt. These may also include credits where there is deterioration of the collateral or have deficiencies which may affect the Company’s ability to collect on the collateral.

Loans rated Substandard: Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

The following table displays the loan portfolio by credit quality indicators as of July 31, 2011 and April 30, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Total
(In Thousands)	July 31, 2011
Pass	$47,351	$41,445	$4,461	$20,568	$4,923	$1,605	$120,353
Special mention	615	890	362	0	0	0	1,867
Substandard	780	1,215	0	30	0	0	2,025
Doubtful	0	0	0	99	0	0	99

	$48,746	$43,550	$4,823	$20,697	$4,923	$1,605	$124,344

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Business Loans	Consumer Loans	Total
(In Thousands)	April 30, 2011
Pass	$47,437	$41,490	$4,964	$21,084	$5,576	$1,620	$122,171
Special mention	526	342	0	0	0	0	868
Substandard	453	1,679	0	99	0	0	2,231
Doubtful	308	0	0	40	0	0	348

	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$125,618

E.	Fair Values of Financial Instruments

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

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

The estimated fair values of the Company’s financial instruments at July 31, 2011 and April 30, 2011 were as follows:

	July 31, 2011		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$4,092	$4,092	$5,534	$5,534
Interest-bearing deposits in banks	8,874	8,874	6,256	6,256
Investment securities	94,839	96,093	91,904	92,750
Loans, net	123,240	123,684	124,497	125,804
Accrued interest receivable	940	940	891	891
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	223,242	223,668	221,023	221,412
Advances and borrowings	2,500	2,773	3,500	3,812

F.	Fair Value Measurement

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

July 31, 2011 and 2010

The Company utilizes a third party pricing service to obtain fair values for investment securities. The pricing service utilizes the following method to value the security portfolio.

The securities measured at fair value utilizing Level 1 inputs are marketable equity securities and utilizing Level 2 inputs are corporate debt securities, municipal obligations, U.S. Government and Agency obligations, including mortgage-backed and related securities, trust preferred securities, and equity securities. The fair values represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others. The Company does not currently have any Level 3 securities in its portfolio.

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

The balances of assets and liabilities measured at fair value on a recurring basis as of July 31, 2011, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$9,527	$0	$9,527	$0
Corporate debt securities	497	0	497	0
Municipal obligations	2,917	0	2,917	0
Mortgage-backed and related securities	34,594	0	34,594	0
Trust preferred securities	690	0	690	0
Equity securities	145	0	145	0

Securities available-for-sale	$48,370	$0	$48,370	$0

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

The balances of assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2011, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$889	$0	$889	$0	$83

Real estate acquired by foreclosure	$491	$0	$491	$0	$0

G.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718 Compensation – Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. In 1999, the Company adopted a Stock Option and Incentive Plan for the benefit of officer and non-officer employees and directors of the Company. Shares reserved under this plan totaled 99,750 shares of authorized but unissued common stock. This plan expired in 2009. All remaining awards outstanding under this plan were granted in December 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of July 31, 2011, 151,655 shares remained unissued and available for award under the Incentive Plan, of which 101,892 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the three months ended July 31, 2011.

During the three months ended July 31, 2011, the Company awarded options to purchase 2,395 shares which vest immediately. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model and amounted to $2.97, or $7,000 for the three months ended July 31, 2011. Assumptions used to determine the fair value of stock options granted are as follows:

Weighted average fair value	$2.97
Expected dividend yield	2.77%
Risk-free interest rate	3.01%
Expected volatility	45.10%
Expected life in years	5.00

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2011 and 2010

Stock option activity was as follows for the three months ended July 31, 2011:

	Number of Shares	Average Exercise Price
Options outstanding at April 30, 2011	24,950	$14.00
Options granted	2,395	8.75
Options exercised	0	0
Options forfeited	0	0

Options outstanding at July 31, 2011	27,345	$13.54

The Company also granted 2,425 restricted shares in the three months ended July 31, 2011 which vest over a five year period. Total compensation expense related to the grants was $4,000 for the three months ended July 31, 2011.

As of July 31, 2011, the expected future compensations related to restricted stock is approximately $4,000 for each of the next four years.

A summary of restricted stock activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2011	0	$0
Granted	2,425	8.75
Vested	(485)	8.75
Forfeited	0	0

Non-vested at July 31, 2011	1,940	$8.75

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and cash flows from other sources are adequate to meet its funding commitments and requirements. At July 31, 2011 and April 30, 2011, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At July 31, 2011, the Company’s total assets were $248.7 million as compared to $246.9 million at April 30, 2011, an increase of $1.8 million. During the three months ended July 31, 2011, cash and cash equivalents increased by $1.2 million, total investments increased by $2.9 million, net loans receivable decreased by $1.3 million, and real estate acquired by foreclosure decreased by $720,000.

Net loans receivable were $123.2 million at July 31, 2011, compared to $124.5 million at April 30, 2011, representing a decrease of $1.3 million or 1.0%. This decrease was primarily due to decreases totaling $653,000 in commercial loan balances and $526,000 in aggregate balances of home equity loans and lines of credit. The decrease in commercial loans was primarily a result of scheduled principal repayments, while the decrease in home equity loans and lines of credit is a function of consumers de-emphasizing this type of borrowing. Additionally, net construction loans outstanding decreased by $141,000, from $5.0 million at April 30, 2011 to $4.8 million at July 31, 2011.

Also, during the three months ended July 31, 2011, historically low interest rates resulted in continued strong residential mortgage financing activity, as the Company originated $4.8 million in residential mortgages as compared to $5.2 million originated for the same period one year ago. During the three months, the Company sold $4.1 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $77,000, compared to sales of $5.5 million for the prior year period which resulted in gains of $111,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $22,000 increase in residential loan balances as compared to April 30, 2011.

During the three months ended July 31, 2011, total investments increased by $2.9 million as the Company redeployed proceeds received from loan reductions and deposit growth.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of July 31, 2011, non-performing assets totaled $1.9 million, compared to $2.9 million at April 30, 2011. The decrease in non-performing assets is comprised of sales of real estate acquired by foreclosure totaling $720,000 and by a reduction of $337,000 in non-performing loans. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. However, during the three months ended July 31, 2011, three loans with balances approximating $218,000 were newly classified as non-performing. This $218,000 was comprised of one residential first mortgage in the amount of $168,000, one commercial loan totaling $20,000 and one home equity line of credit totaling $30,000. At July 31, 2011, non-performing assets represented 0.75% of total assets compared to 1.18% of total assets at April 30, 2011.

At July 31, 2011, the Company’s allowance for loan losses was $1,175,000, which represented an allowance of 0.95% of net loans receivable and 86.0% of non-performing loans at that date. This compares to a balance of $1,214,000 at April 30, 2011, which represented 0.98% of net loans receivable and 71.3% of non-performing loans. During the three months ended July 31, 2011, the Company provided $57,000 to augment the reserve and charged off, net of recoveries, $43,000 in residential mortgages, $40,000 in home equity loans and lines of credit, and $15,000 in commercial mortgages, as offset by a recovery of $2,000 in commercial loans. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

The Company’s loan portfolio continues to be dependent on the strength of the local real estate market and a significant deterioration in that market or other negative economic conditions could have an adverse impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at July 31, 2011 and April 30, 2011. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $2.2 million due primarily to an increase of $4.2 million in money market deposits and an increase of $497,000 in checking and savings accounts. These increases were partially offset by a decrease of $2.4 million in certificate of deposit balances. The growth in money market deposits was a result of a new municipal deposit customer established during the quarter, while the reduction in certificates of deposit was a result of a management decision to reduce interest rates paid on these accounts. Additionally, during the three months ended July 31, 2011, advances and borrowings decreased by $1.0 million, from $3.5 million at April 30, 2011 to $2.5 million at July 31, 2011.

Total stockholders’ equity increased by $391,000 when compared to April 30, 2011. The increase in total equity is due to net income for the three months of $359,000 and the granting of employee stock options and restricted stock totaling $11,000. Those increases in total equity were partially offset during the three-month period by dividends paid of $0.06 per share totaling $125,000 and Company stock repurchases totaling $30,000. Additionally, total equity increased by $176,000 due to an increase in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended July 31, 2011 and July 31, 2010.

General:

Net income for the three months ended July 31, 2011 was $359,000 compared with net income of $336,000 for the three months ended July 31, 2010, an increase of $23,000 or 6.8%. Net interest income decreased by $31,000 or 1.4%, the provision for loan losses decreased by $3,000, total non-interest income decreased by $36,000, and total non-interest expense decreased by $62,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended July 31, 2011, the Company’s net interest margin decreased from 3.78% to 3.59%. This decrease in net interest margin is primarily the result of a greater percentage of assets held in interest-bearing deposits in banks.

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

			Three months ended July 31,
	2011			2010
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$124,073	$1,749	5.64%	$122,873	$1,802	5.87%
Investment securities	94,923	772	3.25%	94,512	885	3.75%
Interest-bearing deposits in banks	17,629	11	0.25%	10,518	6	0.23%

All interest-earning assets	$236,625	2,532	4.28%	$227,903	2,693	4.73%

Interest-bearing liabilities:
Deposits	$232,065	378	0.65%	$221,513	473	0.85%
Borrowed funds	2,663	31	4.66%	6,533	66	4.04%

All interest-bearing liabilities	$234,728	409	0.70%	$228,046	539	0.95%

Net interest income		$2,123			$2,154

Weighted average interest rate spread (2)			3.58%			3.78%

Net interest margin			3.59%			3.78%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended July 31,
	2011 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(53)	$18	$(70)	$(1)
Investment securities	(113)	4	(116)	(1)
Interest-bearing deposits in banks	5	4	1	0

Total	(161)	26	(185)	(2)

Interest expense:
Deposits	(95)	22	(112)	(5)
Borrowed funds	(35)	(39)	10	(6)

Total	(130)	(17)	(102)	(11)

Increase (decrease) in net interest income	$(31)	$43	$(83)	$9

Interest and Dividend Income:

Total interest and dividend income decreased by $161,000, or 6.0%, to $2.5 million for the three months ended July 31, 2011. Interest income from loans decreased by $53,000. This decrease was due to a reduction in the average rate earned on loans, from 5.87% to 5.64% on an annualized basis, as offset by an increase of $1.2 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $113,000 as a result of a decrease in the average yield earned, from 3.75% in the quarter ended July 31, 2010 to 3.25% in the quarter ended July 31, 2011, offset by an increase of $411,000 in the average balance of investments. Income from interest-bearing deposits in banks increased by $5,000 due to an increase of $7.1 million in their average balance, coupled with an increase in the average yield earned, from 0.23% in the 2010 quarter to 0.25% in the 2011 quarter.

Interest Expense:

Interest expense decreased by $130,000, or 24.1%, to $409,000 for the three months ended July 31, 2011. Interest expense on deposits decreased by $95,000 as a result of a decrease in the average rate paid, from 0.85% to 0.65%, offset by an increase of $10.6 million in the average balance of deposits. Interest expense on borrowed funds decreased by $35,000, or 53.0%, for the three months ended July 31, 2011. This decrease was due to a reduction of $3.9 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.04% in the July 2010 three-month period to 4.66% in the July 2011 three-month period.

Provision for Loan Losses:

The provision for loan losses was $57,000 for the quarter ended July 31, 2011, compared to $60,000 for the quarter ended July 31, 2010. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $36,000 for the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. This decrease was due to a decrease of $34,000 in gains on sales of loans and a decrease of $10,000 in loan origination and other loan fees. Additionally, customer service fees decreased by $26,000 due to reduced return check fees and declining ATM surcharge income. These decreases were offset by an increase of $26,000 in gains on sales of investments, an increase of $7,000 in interchange income, and an increase of $1,000 in other income.

Non-interest Expense:

Total non-interest expense decreased by $62,000 or 3.1% for the quarter ended July 31, 2011. This decrease was partially a result of a decrease of $42,000 in FDIC assessment expense, a result of a modification of the FDIC deposit insurance assessment base from domestic deposits to average consolidated total assets minus average tangible equity. Additionally, losses and expenses of foreclosed properties decreased by $17,000 due to the reduction of bank-owned properties. Finally, occupancy and equipment expense decreased by $28,000 and data processing decreased by $11,000. These decreases were offset by an increase of $15,000 or 1.4% in salary and benefit expense and by an increase of $21,000 in other expenses due to increased legal expenses for problem loans.

Provision for Income Taxes:

The provision for income taxes decreased by $25,000 for the three months ended July 31, 2011 when compared to the three months ended July 31, 2010. Effective income tax rates were 32.3% and 36.8% respectively in the 2011 and 2010 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	July 31, 2011	April 30, 2011	July 31, 2010
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$928	$1,108	$0
Home equity loans and lines of credit	129	139	99
Commercial and construction mortgages	0	456	0
Commercial time and demand loans	20	0	100
Consumer and other loans	0	0	0

	$1,077	$1,703	$199

Loans past due over 90 days as a percentage of:
Net loans receivable	0.87%	1.37%	0.16%
Total assets	0.43%	0.69%	0.08%

Non-performing assets
**Non-accrual loans	$1,366	$1,703	$199
Real estate acquired by foreclosure	491	1,211	1,953

	$1,857	$2,914	$2,152

Non-performing assets as a percentage of:
Net loans receivable	1.51%	2.34%	1.78%
Total assets	0.75%	1.18%	0.85%

Allowance for loan losses	$1,175	$1,214	$1,235

Allowance for loan losses as a percentage of non-performing loans	86.02%	71.29%	620.60%

Allowance for loan losses as a percentage of net loans	0.95%	0.98%	1.02%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

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

PART II

Item 1. Legal Proceedings

None

Item 1.A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
May 1-31, 2011	0	$0	0	66,628
June 1-30, 2011	1,422	8.80	1,422	65,206
July 1-31, 2011	2,027	8.60	2,027	63,179
TOTAL	3,449	$8.68	3,449	63,179

(1)	On July 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc. (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on August 12, 2011.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.
Date: September 9, 2011

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)