Form 10-Q
period 2011-10-31
Mayflower Bancorp Inc
filed 2011-12-06
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of November 23, 2011

Common Stock $1.00 par value	2,069,950
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(unaudited)	(audited)
	(in Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,637	$5,534
Interest-bearing deposits in banks	10,788	6,256

Total cash and cash equivalents	16,425	11,790
Investment securities:
Securities available-for-sale, at fair value	47,502	46,350
Securities held-to-maturity (fair value of $47,739 and $46,400, respectively)	46,391	45,554

Total investment securities	93,893	91,904
Loans receivable, net	122,578	124,497
Accrued interest receivable	847	891
Real estate held for investment	1,002	1,008
Real estate acquired by foreclosure	266	1,211
Premises and equipment, net	10,892	11,073
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	212	134
Deferred income taxes	802	855
Other assets	1,301	1,421

Total assets	$250,317	$246,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$224,553	$221,023
Advances and borrowings	2,500	3,500
Advances from borrowers for taxes and insurance	440	154
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	1,037	919

Total liabilities	228,640	225,706

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	0	0
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,069,950 at October 31, 2011 and 2,075,035 at April 30, 2011	2,070	2,075
Additional paid-in capital	4,333	4,326
Retained earnings	14,430	14,062
Accumulated other comprehensive income	844	714

Total stockholders’ equity	21,677	21,177

Total liabilities and stockholders’ equity	$250,317	$246,883

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,719	$1,819	$3,468	$3,621
Securities held-to-maturity	354	387	726	802
Securities available-for-sale	381	440	781	910
Interest-bearing deposits in banks	7	6	18	12

Total interest income	2,461	2,652	4,993	5,345

Interest expense:
Deposits	336	449	714	922
Borrowed funds	30	56	61	122

Total interest expense	366	505	775	1,044

Net interest income	2,095	2,147	4,218	4,301

Provision for loan losses	50	76	107	136

Net interest income after provision for loan losses	2,045	2,071	4,111	4,165

Noninterest income:
Loan origination and other loan fees	27	25	51	59
Customer service fees	161	170	331	366
Gain on sales of mortgage loans	57	203	134	314
Gain on sales of investment securities	74	14	134	48
Interchange income	56	49	113	99
Other	22	24	44	45

Total noninterest income	397	485	807	931

Noninterest expense:
Compensation and fringe benefits	1,092	1,048	2,158	2,099
Occupancy and equipment	267	265	534	560
FDIC assessment	34	78	83	169
Data processing	93	94	179	191
Losses and expenses of other real estate owned	18	19	21	39
Other	497	454	972	908

Total noninterest expense	2,001	1,958	3,947	3,966

Income before income taxes	441	598	971	1,130

Provision for income taxes	148	213	319	409

Net income	$293	$385	$652	$721

Earnings per share (basic)	$0.14	$0.19	$0.31	$0.35

Earnings per share (diluted)	$0.14	$0.19	$0.31	$0.35

Weighted average basic shares outstanding	2,071	2,085	2,073	2,084
Diluted effect of outstanding stock options	5	0	4	0

Weighted average diluted shares outstanding	2,076	2,085	2,077	2,084

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the six months ended October 31, 2010	0	0	721	0	721

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $147,000	0	0	0	232	232

Reclassification adjustment for gains included in net income, net of deferred income taxes of $19,000	0	0	0	(29)	(29)

					203

Total comprehensive income	0	0	0	0	924

Issuance of 7,500 shares $1 par value common stock	7	46	0	0	53

Purchase of 2,935 shares of Company stock	(3)	(5)	(18)	0	(26)

Cash dividends ($0.12 per share)	0	0	(250)	0	(250)

BALANCE, October 31, 2010	$2,083	$4,341	$13,746	$1,011	$21,181

BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the six months ended October 31, 2011	0	0	652	0	652

Other comprehensive income, net of tax:
Change in unrealized gain on securities available- for-sale, net of deferred income taxes of $132,000	0	0	0	211	211

Reclassification adjustment for gains included in net income, net of deferred income taxes of $53,000	0	0	0	(81)	(81)

					130

Total comprehensive income	0	0	0	0	782

Grants of restricted stock	1	5	0	0	6

Stock-based compensation	0	11	0	0	11

Purchase of 5,829 shares of Company stock	(6)	(9)	(35)	0	(50)

Cash dividends ($0.12 per share)	0	0	(249)	0	(249)

BALANCE, October 31, 2011	$2,070	$4,333	$14,430	$844	$21,677

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended October 31,
	2011	2010
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$5,286	$5,498
Fees and other income received	704	883
Interest paid	(780)	(1,047)
Cash paid to suppliers and employees	(3,569)	(3,646)
Income taxes paid	(423)	(515)

Net cash provided by operating activities	1,218	1,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable	2,602	(2,587)
Purchases of available-for-sale securities	(16,305)	(14,454)
Proceeds from sales, calls, and maturities of available-for-sale securities	15,352	18,273
Purchase of held-to-maturity securities	(18,642)	(27,269)
Proceeds from maturities and calls of held-to-maturity securities	17,699	27,201
Proceeds from sales of real estate acquired by foreclosure	125	408
Capital additions to real estate acquired by foreclosure	0	(76)
Purchases of premises and equipment	(58)	(95)
Other - net	127	49

Net cash provided by investing activities	900	1,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,530	(3,718)
Payments on advances and borrowings	(1,000)	(3,000)
Net increase in advances from borrowers for taxes and insurance	286	210
Issuance of common stock	0	53
Repurchase of Company stock	(50)	(26)
Dividends paid on common stock	(249)	(250)

Net cash provided by (used in) financing activities	2,517	(6,731)

Net increase (decrease) in cash and cash equivalents	4,635	(4,108)

Cash and cash equivalents - beginning of period	11,790	20,473

Cash and cash equivalents - end of period	$16,425	$16,365

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Six months ended October 31,
	2011	2010
	(In Thousands)
Net income	$652	$721

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	245	252
Provision for loan losses	107	136
Gain on other real estate owned	0	(6)
Premium amortization	250	93
Amortization of intangible assets	0	7
Deferred income taxes	(26)	132
Gain on sales of investments	(134)	(48)
Grants of restricted stock	6	0
Stock based compensation	11	0
Decrease (increase) in accrued interest receivable	44	59
Decrease (increase) in prepaid expenses	99	192
Decrease (increase) in mortgage servicing rights	21	(33)
Decrease (increase) in refundable income taxes	(78)	(237)
Increase (decrease) in accrued expenses	(4)	(93)
Increase (decrease) in accrued interest payable	(5)	(2)
Increase (decrease) in deferred loan origination fees	30	0

Total adjustments	566	452

Net cash provided by operating activities	$1,218	$1,173

SUPPLEMENTAL DISCLOSURES:
Total increase in unrealized gain on securities available-for-sale	$209	$331

Loans transferred to foreclosed real estate	0	$295

Proceeds from sales of foreclosed real estate financed through loans	$831	$457

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends Accounting Standards Codification Topic 310, Receivables. The purpose of the Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements as of April 30, 2011 of ASU 2010-20 have been incorporated in the notes to the Company’s consolidated financial statements. Disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. As this Standard amends only disclosure requirements for loans and the allowance for loan losses, adoption will have no impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220). This Update states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this Update will not have a material impact on the Company’s consolidated financial position.

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at October 31, 2011 and April 30, 2011 follows:

	October 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$8,996	$25	$(7)	$9,014
Corporate debt securities	500	0	0	500
Municipal obligations	2,819	117	0	2,936
Mortgage-backed and related securities	33,048	1,228	(10)	34,266
Trust preferred securities	750	0	(98)	652
Equity securities	0	134	0	134

	$46,113	$1,504	$(115)	$47,502

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$13,509	$45	$(3)	$13,551
Municipal obligations	3,517	180	0	3,697
Mortgage-backed and related securities	29,365	1,144	(18)	30,491

	$46,391	$1,369	$(21)	$47,739

	April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$10,481	$33	$(26)	$10,488
Corporate debt securities	500	1	0	501
Municipal obligations	2,292	80	(10)	2,362
Mortgage-backed and related securities	31,147	1,004	(10)	32,141
Trust preferred securities	750	0	(18)	732
Equity securities	0	126	0	126

	$45,170	$1,244	$(64)	$46,350

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$14,995	$42	$(104)	$14,933
Municipal obligations	3,723	100	(3)	3,820
Mortgage-backed and related securities	26,836	867	(56)	27,647

	$45,554	$1,009	$(163)	$46,400

There was no impairment charge recognized against investment securities during the six months ended October 31, 2011 or 2010.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

D.	Loans Receivable

Loans receivable at October 31, 2011 and April 30, 2011 are summarized as follows:

(In Thousands)	October 31, 2011	April 30, 2011
Mortgage loans on real estate
Residential	$48,440	$48,724
Commercial	44,123	43,511
Construction	5,898	6,272
Home equity loans	2,981	3,521
Home equity lines of credit	17,685	17,702

Total mortgage loans	119,127	119,730

Consumer loans	1,692	1,620
Commercial loans	4,405	5,576

Total loans	125,224	126,926

Less:
Due borrowers on construction and other loans	1,551	1,308
Net deferred loan origination costs	(63)	(93)
Allowance for loan losses	1,158	1,214

	2,646	2,429

Loans receivable, net	$122,578	$124,497

Activity in the allowance for loan losses is summarized as follows for the six months ended October 31:

	Six Months Ended
	October 31, 2011	October 31, 2010
	(In Thousands)
Beginning balance	$1,214	$1,194
Provision for loan losses	107	136
Loans charged off	(166)	(21)
Recoveries	3	4

Balance at end of period	$1,158	$1,313

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of October 31, 2011 and April 30, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	October 31, 2011
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$0	$1,214
Loans charged off	(80)	(15)	0	(70)	0	(1)	0	(166)
Recoveries	0	0	0	0	3	0	0	3
Provision for loan losses	52	(38)	(30)	123	(5)	5	0	107

Ending Balance	$145	$582	$65	$235	$110	$21	0	$1,158

Ending balance: individually evaluated for impairment	$0	$0	$0	$45	$0	$0	$0	$45

Ending balance: collectively evaluated for impairment	$145	$582	$65	$190	$110	$21	$0	$1,113

Loans Receivable:
Ending balance	$48,440	$44,123	$4,347	$20,666	$4,405	$1,692	$0	$123,673

Ending balance: individually evaluated for impairment	$0	$0	$0	$129	$0	$0	$0	$129

Ending balance: collectively evaluated for impairment	$48,440	$44,123	$4,347	$20,537	$4,405	$1,692	$0	$123,544

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	April 30, 2011
Allowance for loan losses:
Beginning balance	$161	$639	$95	$151	$129	$19	$0	$1,194
Loans charged off	0	(123)	0	0	(119)	(11)	0	(253)
Recoveries	0	0	0	0	71	1	0	72
Provision for loan losses	12	119	0	31	31	8	0	201

Ending Balance	$173	$635	$95	$182	$112	$17	$0	$1,214

Ending balance: individually evaluated for impairment	$15	$0	$0	$55	$0	$0	$0	$70

Ending balance: collectively evaluated for impairment	$158	$635	$95	$127	$112	$17	$0	$1,144

Loans Receivable:
Ending balance	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$0	$125,618

Ending balance: individually evaluated for impairment	$761	$456	$0	$139	$0	$0	$0	$1,356

Ending balance: collectively evaluated for impairment	$47,963	$43,055	$4,964	$21,084	$5,576	$1,620	$0	$124,262

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

Impaired loans at October 31, 2011 and April 30, 2011 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	October 31, 2011
With no related allowance recorded:	$0	$0	$0	$0	$0

With an allowance recorded:
Home equity loans and lines of credit	129	129	45	129	1

Totals:
Home equity loans and lines of credit	129	129	45	129	1

Total impaired loans	$129	$129	$45	$129	$1

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	April 30, 2011
With no related allowance recorded:
Residential mortgages	$453	$453	$0	$455	$8
Commercial mortgages	456	579	0	580	20

With an allowance recorded:
Residential mortgages	308	308	15	309	6
Home equity loans and lines of credit	139	139	55	139	1

Totals:
Residential mortgages	$761	$761	$15	$764	$14
Commercial mortgages	$456	$579	0	$580	$20
Home equity loans and lines of credit	$139	$139	$55	$139	$1

Total impaired loans	$1,356	$1,479	$70	$1,483	$35

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of October 31, 2011 and April 30, 2011:

	October 31, 2011		April 30, 2011
(In Thousands)	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
Residential mortgages	$455	$0	$1,108	$0
Commercial mortgages	0	0	456	0
Home equity loans and lines of credit	129	0	139	0
Commercial loans	0	0	0	0

Total	$584	$0	$1,703	$0

The following table presents the aging of the recorded investment in past due loans as of October 31, 2011 and April 30, 2011 follows:

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	October 31, 2011
Residential Mortgages	$178	$287	$169	$634	$47,806	$48,440
Commercial Mortgages	303	37	0	340	43,783	44,123
Construction Mortgages	0	0	0	0	4,347	4,347
Home Equity Loans and Lines of Credit	25	0	99	124	20,542	20,666
Commercial Loans	0	0	0	0	4,405	4,405
Consumer Loans	0	0	0	0	1,692	1,692

	$506	$324	$268	$1,098	$122,575	$123,673

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	April 30, 2011
Residential Mortgages	$452	$0	$1,108	$1,560	$47,164	$48,724
Commercial Mortgages	176	300	456	932	42,579	43,511
Construction Mortgages	0	0	0	0	4,964	4,964
Home Equity Loans and Lines of Credit	158	0	139	297	20,926	21,223
Commercial Loans	4	0	0	4	5,572	5,576
Consumer Loans	0	0	0	0	1,620	1,620

	$790	$300	$1,703	$2,793	$122,825	$125,618

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

The following table displays the loan portfolio by credit quality indicators as of October 31, 2011 and April 30, 2011:

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	October 31, 2011
Pass	$47,807	$42,154	$4,110	$20,537	$4,405	$1,692	$120,705
Special mention	346	762	237	0	0	0	1,345
Substandard	287	1,207	0	0	0	0	1,494
Doubtful	0	0	0	129	0	0	129

	$48,440	$44,123	$4,347	$20,666	$4,405	$1,692	$123,673

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	April 30, 2011
Pass	$47,437	$41,490	$4,964	$21,084	$5,576	$1,620	$122,171
Special mention	526	342	0	0	0	0	868
Substandard	453	1,679	0	99	0	0	2,231
Doubtful	308	0	0	40	0	0	348

	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$125,618

E.	Fair Values of Financial Instruments

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The estimated fair values of the Company’s financial instruments at October 31, 2011 and April 30, 2011 were as follows:

	October 31, 2011		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks	$5,637	$5,637	$5,534	$5,534
Interest-bearing deposits in banks	10,788	10,788	6,256	6,256
Investment securities	93,893	95,241	91,904	92,750
Loans, net	122,578	125,477	124,497	125,804
Accrued interest receivable	847	847	891	891
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	224,553	225,078	221,023	221,412
Advances and borrowings	2,500	2,758	3,500	3,812

F.	Fair Value Measurement

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

October 31, 2011 and 2010

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

The balances of assets and liabilities measured at fair value on a recurring basis as of October 31, 2011, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$9,014	$0	$9,014	$0
Corporate debt securities	500	0	500	0
Municipal obligations	2,936	0	2,936	0
Mortgage-backed and related securities	34,266	0	34,266	0
Trust preferred securities	652	0	652	0
Equity securities	134	0	134	0

Securities available-for-sale	$47,502	$0	$47,502	$0

The balances of assets and liabilities measured at fair value on a non-recurring basis as of October 31, 2011, were as follows:

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$129	$0	$129	$0	$110

Real estate acquired by foreclosure	$266	$0	$266	$0	$0

G.	Stock-Based Compensation

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

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of October 31, 2011, 148,820 shares remained unissued and available for award under the Incentive Plan, of which 100,597 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the six months ended October 31, 2011.

During the six months ended October 31, 2011, the Company awarded options to purchase 3,935 shares which vest immediately. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model and amounted to $2.97 for the options granted in June 2011 and $2.32 for the options granted in August 2011, or $11,000 in total, for the six months ended October 31, 2011. Assumptions used to determine the fair value of stock options granted are as follows:

	Granted June 2011	Granted August 2011
Weighted average fair value	$2.97	$2.32
Options granted	2,395	1,540

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

October 31, 2011 and 2010

	$00,000.00	$00,000.00
Expected dividend yield	2.77%	2.73%
Risk-free interest rate	3.01%	2.34%
Expected volatility	45.10%	37.81%
Expected life in years	5.00	5.00

Stock option activity was as follows for the six months ended October 31, 2011:

	Number of Shares	Average Exercise Price
Options outstanding at April 30, 2011	24,950	$14.00
Options granted	3,935	8.57
Options exercised	0	0
Options forfeited	0	0

Options outstanding at October 31, 2011	28,885	$13.26

The Company also granted 3,720 restricted shares in the six months ended October 31, 2011 which vest over a five year period. Total compensation expense related to the grants was $6,000 for the six months ended October 31, 2011.

As of October 31, 2011, the expected future compensation related to restricted stock is approximately $6,000 for each of the next four years.

A summary of restricted stock activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2011	0	$0
Granted	3,720	8.59
Vested	(744)	8.59
Forfeited	0	0

Non-vested at October 31, 2011	2,976	$8.59

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

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and cash flows from other sources are adequate to meet its funding commitments and requirements. At October 31, 2011 and April 30, 2011, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At October 31, 2011, the Company’s total assets were $250.3 million as compared to $246.9 million at April 30, 2011, an increase of $3.4 million. During the six months ended October 31, 2011, cash and cash equivalents increased by $4.6 million, total investments increased by $2.0 million, net loans receivable decreased by $1.9 million, and real estate acquired by foreclosure decreased by $945,000.

Net loans receivable were $122.6 million at October 31, 2011, compared to $124.5 million at April 30, 2011, representing a decrease of $1.9 million. This decrease was primarily due to decreases totaling $559,000 in commercial loans and mortgages and $557,000 in aggregate balances of home equity loans and lines of credit. The decrease in commercial accounts was primarily a result of scheduled principal repayments, while the decrease in home equity loans and lines of credit is a function of consumers de-emphasizing this type of borrowing. Additionally, net construction loans outstanding decreased by $617,000, from $5.0 million at April 30, 2011 to $4.3 million at October 31, 2011. These decreases were partially offset by an increase of $72,000 in consumer loans.

Also, during the six months ended October 31, 2011, historically low interest rates spurred continued strong residential mortgage financing activity, as the Company originated $12.2 million in residential mortgages as compared to $17.5 million originated for the same period one year ago. During the six months, the Company sold $7.3 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $134,000, compared to sales of $12.9 million for the prior year period which resulted in gains of $314,000. This activity, combined with other mortgage payoffs, particularly on adjustable rate mortgages, and regularly scheduled amortization, resulted in a $284,000 decrease in residential loan balances as compared to April 30, 2011.

During the six months ended October 31, 2011, total investments increased by $2.0 million as the Company redeployed proceeds received from loan reductions and deposit growth.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of October 31, 2011, non-performing assets totaled $850,000, compared to $2.9 million at April 30, 2011. The decrease in non-performing assets is comprised of sales of real estate acquired by foreclosure totaling $945,000 and by a reduction of $1.1 million in non-performing loans. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. However, at October 31, 2011, two loans with balances approximating $198,000 were classified as non-performing that were not considered non-performing as of April 30, 2011. This $198,000 was comprised of one residential first mortgage in the amount of $168,000, and one home equity line of credit totaling $30,000. At October 31, 2011, non-performing assets represented 0.34% of total assets compared to 1.18% of total assets at April 30, 2011.

At October 31, 2011, the Company’s allowance for loan losses was $1,158,000, which represented an allowance of 0.94% of net loans receivable and 198.3% of non-performing loans at that date. This compares to a balance of $1,214,000 at April 30, 2011, which represented 0.98% of net loans receivable and 71.3% of non-performing loans. During the six months ended October 31, 2011, the Company provided $107,000 to augment the reserve and charged off, net of recoveries, $80,000 in residential mortgages, $70,000 in home equity loans and lines of credit, $15,000 in commercial mortgages, and $1,000 in consumer loans, as offset by a recovery of $3,000 in commercial loans. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

The Company’s loan portfolio continues to be dependent on the strength of the local real estate market and further deterioration in that market or other negative economic conditions could have an adverse impact on the Company’s results. In addition, commercial, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at October 31, 2011 and April 30, 2011. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

Total deposits, after interest credited, increased by $3.5 million due primarily to an increase of $2.3 million in money market deposits and an increase of $4.8 million in checking and savings accounts. These increases were partially offset by a decrease of $3.6 million in certificate of deposit balances. The growth in money market deposits was partially a result of a new municipal deposit relationship established during the period, while the reduction in certificates of deposit was a result of a management decision to reduce interest rates paid on these accounts. Additionally, during the six months ended October 31, 2011, advances and borrowings outstanding decreased by $1.0 million, from $3.5 million at April 30, 2011 to $2.5 million at October 31, 2011.

Total stockholders’ equity increased by $500,000 when compared to April 30, 2011. The increase in total equity is due to net income for the six months of $652,000 and stock-based compensation credits totaling $17,000. Those increases in total equity were partially offset during the six-month period by dividends paid of $0.12 per share totaling $249,000 and Company stock repurchases totaling $50,000. Additionally, total equity increased by $130,000 due to an increase in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended October 31, 2011 and October 31, 2010.

General:

Net income for the three months ended October 31, 2011 was $293,000 compared with net income of $385,000 for the three months ended October 31, 2010, a decrease of $92,000 or 23.9%. Net interest income decreased by $52,000, the provision for loan losses decreased by $26,000, total non-interest income decreased by $88,000, and total non-interest expense increased by $43,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended October 31, 2011, the Company’s net interest margin decreased from 3.79% to 3.66%. This decrease in net interest margin is primarily a result of the decrease of yields on interest earning assets that occurred during the Company’s second quarter.

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

	Three months ended October 31,
	2011			2010
	Average Balance(1)	Interest	Rate (Annualized)	Average Balance(1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$123,126	$1,719	5.58%	$123,528	$1,819	5.89%
Investment securities	93,761	735	3.14%	92,729	827	3.57%
Interest-bearing deposits in banks	12,087	7	0.23%	10,145	6	0.24%

All interest-earning assets	$228,974	2,461	4.30%	$226,402	2,652	4.69%

Interest-bearing liabilities:
Deposits	$223,331	336	0.60%	$220,113	449	0.82%
Borrowed funds	2,501	30	4.80%	5,436	56	4.12%

All interest-bearing liabilities	$225,832	366	0.65%	$225,549	505	0.90%

Net interest income		$2,095			$2,147

Weighted average interest rate spread (2)			3.65%			3.79%

Net interest margin			3.66%			3.79%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Three months ended October 31,
	2011 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(100)	$(6)	$(94)	$0
Investment securities	(92)	9	(100)	(1)
Interest-bearing deposits in banks	1	1	0	0

Total	(191)	4	(194)	(1)

Interest expense:
Deposits	(113)	7	(118)	(2)
Borrowed funds	(26)	(30)	9	(5)

Total	(139)	(23)	(109)	(7)

Increase (decrease) in net interest income	$(52)	$27	$(85)	$6

Interest and Dividend Income:

Total interest and dividend income decreased by $191,000, or 7.2%, to $2.5 million for the three months ended October 31, 2011. Interest income from loans decreased by $100,000. This decrease was due to a reduction in the average rate earned on loans, from 5.89% to 5.58% on an annualized basis, augmented by a decrease of $402,000 in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $92,000 as a result of a decrease in the average yield earned, from 3.57% in the quarter ended October 31, 2010 to 3.14% in the quarter ended October 31, 2011, offset by an increase of $1.0 million in the average balance of investments. Income from interest-bearing deposits in banks increased by $1,000 due to an increase of $2.0 million in their average balance, offset by a decrease in the average yield earned, from 0.24% in the 2010 quarter to 0.23% in the 2011 quarter.

Interest Expense:

Interest expense decreased by $139,000, or 27.5%, to $366,000 for the three months ended October 31, 2011. Interest expense on deposits decreased by $113,000 as a result of a decrease in the average rate paid, from 0.82% to 0.60%, offset by an increase of $3.2 million in the average balance of deposits. Interest expense on borrowed funds decreased by $26,000, or 34.2%, for the three months ended October 31, 2011. This decrease was due to a reduction of $2.9 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.12% in the October 2010 three-month period to 4.80% in the October 2011 three-month period.

Provision for Loan Losses:

The provision for loan losses was $50,000 for the quarter ended October 31, 2011, compared to $76,000 for the quarter ended October 31, 2010. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $88,000 for the three months ended October 31, 2011 as compared to the three months ended October 31, 2010. This decrease was due to a primarily to a decrease of $146,000 in gains on sales of loans, offset by an increase of $60,000 in gains on sales of investments. Additionally, customer service fees decreased by $9,000, due principally to a reduction in ATM surcharge income, while other income decreased by $2,000. These decreases were offset by an increase of $2,000 in loan origination and other loan fees and an increase of $7,000 in interchange income.

Non-interest Expense:

Total non-interest expense increased by $43,000 or 2.2% for the quarter ended October 31, 2011. This increase was partially a result of an increase of $44,000 in salary and benefit expense, and an increase of $43,000 in other operating expenses, a result of higher legal expenses on troubled loans. Offsetting these increases was a decrease of $44,000 in FDIC assessment expense, a result of a modification of the FDIC deposit insurance assessment base calculation.

Provision for Income Taxes:

The provision for income taxes decreased by $65,000 for the three months ended October 31, 2011 when compared to the three months ended October 31, 2010. Effective income tax rates were 33.6% and 35.6% respectively in the 2011 and 2010 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate.

Results of Operations:

Comparison of the six months ended October 31, 2011 and October 31, 2010.

General:

Net income for the six months ended October 31, 2011 was $652,000 compared with net income of $721,000 for the six months ended October 31, 2010, a decrease of $69,000 or 9.6%. Net interest income decreased by $83,000 or 1.9%, the provision for loan losses decreased by $29,000, total non-interest income decreased by $124,000, and total non-interest expense decreased by $19,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the six months ended October 31, 2011, the Company’s net interest margin decreased from 3.79% to 3.62%. This decrease in net interest margin is partially the result of a greater percentage of assets held in interest-bearing deposits in banks, and the decrease in yields on interest-earning assets.

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

	Six months ended October 31,
	2011			2010
	Average Balance(1)	Interest	Rate (Annualized)	Average Balance(1)	Interest	Rate (Annualized)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$123,600	$3,468	5.61%	$123,201	$3,621	5.88%
Investment securities	94,342	1,507	3.19%	93,621	1,712	3.66%
Interest-bearing deposits in banks	14,858	18	0.24%	10,331	12	0.23%

All interest-earning assets	$232,800	4,993	4.29%	$227,153	5,345	4.71%

Interest-bearing liabilities:
Deposits	$227,698	714	0.63%	$220,813	922	0.84%
Borrowed funds	2,582	61	4.73%	5,985	122	4.08%

All interest-bearing liabilities	$230,280	775	0.67%	$226,798	1,044	0.92%

Net interest income		$4,218			$4,301

Weighted average interest rate spread (2)			3.62%			3.79%

Net interest margin			3.62%			3.79%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest earning assets during the period less the weighted average interest rate paid on all interest bearing liabilities.

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

	Six months ended October 31,
	2011 vs. 2010
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(153)	$12	$(164)	$(1)
Investment securities	(205)	13	(217)	(1)
Interest-bearing deposits in banks	6	5	1	0

Total	(352)	30	(380)	(2)

Interest expense:
Deposits	(208)	29	(230)	(7)
Borrowed funds	(61)	(69)	19	(11)

Total	(269)	(40)	(211)	(18)

Increase (decrease) in net interest income	$(83)	$70	$(169)	$16

Interest and Dividend Income:

Total interest and dividend income decreased by $352,000, or 6.6%, to $5.0 million for the six months ended October 31, 2011. Interest income from loans decreased by $153,000. This decrease was due to a reduction in the average rate earned on loans, from 5.88% to 5.61% on an annualized basis, as offset by an increase of $399,000 in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $205,000 as a result of a decrease in the average yield earned, from 3.66% for the six months ended October 31, 2010 to 3.19% for the six months ended October 31, 2011, offset by an increase of $722,000 in the average balance of investments. Income from interest-bearing deposits in banks increased by $6,000 due to an increase of $4.5 million in their average balance, coupled with an increase in the average yield earned, from 0.23% in the 2010 six month period to 0.24% in the 2011 six month period.

Interest Expense:

Interest expense decreased by $269,000, or 25.8%, to $775,000 for the six months ended October 31, 2011. Interest expense on deposits decreased by $208,000 as a result of a decrease in the average rate paid, from 0.84% to 0.63%, offset by an increase of $6.9 million in the average balance of deposits. Interest expense on borrowed funds decreased by $61,000, or 50.0%, for the six months ended October 31, 2011. This decrease was due to a reduction of $3.4 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.08% in the October 2010 six month period to 4.73% in the October 2011 six month period.

Provision for Loan Losses:

The provision for loan losses was $107,000 for the six months ended October 31, 2011, compared to $136,000 for the six months ended October 31, 2010. The allowance for loan losses is maintained at a level that management and the Company’s Board consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $124,000 for the six months ended October 31, 2011 as compared to the six months ended October 31, 2010. This decrease was due to a decrease of $180,000 in gains on sales of loans, partially offset by an increase of $86,000 in gains on sales of investments. Additionally, customer service fees decreased by $35,000, due primarily to a reduction in ATM surcharge income, and a reduction in return check fees collected. Finally, loan origination and other loan fees decreased by $8,000, and other income decreased by $1,000. These decreases were offset by an increase of $14,000 in debit card interchange income.

Non-interest Expense:

Total non-interest expense decreased by $19,000 or 0.5% for the six months ended October 31, 2011. This decrease was attributable to a decrease of $26,000 in occupancy and equipment expense, a decrease of $86,000 in FDIC assessment expense, a decrease of $12,000 in data processing expense, and a decrease of $18,000 in losses and expenses of foreclosed real estate. These decreases were partially offset by an increase of $59,000 in salary and benefit expense and an increase of $64,000 in other expenses, partially due to increased legal fees for troubled loans.

Provision for Income Taxes:

The provision for income taxes decreased by $90,000 for the six months ended October 31, 2011 when compared to the six months ended October 31, 2010. Effective income tax rates were 32.9% and 36.2% respectively in the 2011 and 2010 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	October 31, 2011	April 30, 2011	October 31, 2010
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$169	$1,108	$0
Home equity loans and lines of credit	99	139	99
Commercial and construction mortgages	0	456	0
Commercial time and demand loans	0	0	20
Consumer and other loans	0	0	0

	$268	$1,703	$119

Loans past due over 90 days as a percentage of:
Net loans receivable	0.22%	1.37%	0.10%
Total assets	0.11%	0.69%	0.05%

Non-performing assets
**Non-accrual loans	$584	$1,703	$119
Real estate acquired by foreclosure	266	1,211	1,379

	$850	$2,914	$1,498

Non-performing assets as a percentage of:
Net loans receivable	0.69%	2.34%	1.22%
Total assets	0.34%	1.18%	0.60%

Allowance for loan losses	$1,158	$1,214	$1,313

Allowance for loan losses as a percentage of non-performing loans	198.29%	71.29%	1103.36%

Allowance for loan losses as a percentage of net loans	0.94%	0.98%	1.07%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
August 1-31, 2011	510	$8.24	510	62,669
September 1-30, 2011	1,517	8.42	1,517	61,152
October 1-31, 2011	353	8.81	353	60,799

TOTAL	2,380	$8.44	2,380	60,799

(1)	On October 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc. (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on August 12, 2011.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: December 5, 2011

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)