Form 10-Q
period 2012-01-31
Mayflower Bancorp Inc
filed 2012-03-06
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of February 23, 2012

Common Stock $1.00 par value	2,063,443
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,635	$5,534
Interest-bearing deposits in banks	9,237	6,256

Total cash and cash equivalents	12,872	11,790
Investment securities:
Securities available-for-sale, at fair value	45,747	46,350
Securities held-to-maturity (fair value of $45,141 and $46,400, respectively)	43,523	45,554

Total investment securities	89,270	91,904
Loans receivable, net	128,259	124,497
Accrued interest receivable	855	891
Real estate held for investment	931	1,008
Real estate acquired by foreclosure	266	1,211
Premises and equipment, net	10,784	11,073
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,650	1,650
Refundable income taxes	248	134
Deferred income taxes	773	855
Other assets	1,355	1,421

Total assets	$247,712	$246,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$221,612	$221,023
Advances and borrowings	2,500	3,500
Advances from borrowers for taxes and insurance	340	154
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	1,248	919

Total liabilities	225,810	225,706

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	0	0
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,063,443 at January 31, 2012 and 2,075,035 at April 30, 2011	2,063	2,075
Additional paid-in capital	4,322	4,326
Retained earnings	14,613	14,062
Accumulated other comprehensive income	904	714

Total stockholders’ equity	21,902	21,177

Total liabilities and stockholders’ equity	$247,712	$246,883

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,730	$1,801	$5,198	$5,422
Securities held-to-maturity	332	349	1,058	1,151
Securities available-for-sale	344	396	1,125	1,306
Interest-bearing deposits in banks	6	5	24	17

Total interest income	2,412	2,551	7,405	7,896

Interest expense:
Deposits	304	412	1,018	1,334
Borrowed funds	30	46	91	168

Total interest expense	334	458	1,109	1,502

Net interest income	2,078	2,093	6,296	6,394

Provision for loan losses	90	20	197	156

Net interest income after provision for loan losses	1,988	2,073	6,099	6,238

Non-interest income:
Loan origination and other loan fees	24	26	75	85
Customer service fees	161	157	492	523
Gain on sales of mortgage loans	133	113	267	427
Gain on sales of investment securities	107	183	241	231
Interchange income	57	53	170	152
Other	76	58	120	103

Total non-interest income	558	590	1,365	1,521

Non-interest expense:
Compensation and fringe benefits	1,093	1,059	3,251	3,158
Occupancy and equipment	262	290	796	850
FDIC assessment	42	81	125	250
Data processing	97	98	276	289
Losses and expenses of other real estate owned	75	195	96	234
Other	454	443	1,426	1,351

Total non-interest expense	2,023	2,166	5,970	6,132

Income before income taxes	523	497	1,494	1,627

Provision for income taxes	182	172	501	581

Net income	$341	$325	$993	$1,046

Earnings per share (basic)	$0.17	$0.15	$0.48	$0.50

Earnings per share (diluted)	$0.17	$0.15	$0.48	$0.50

Weighted average basic shares outstanding	2,067	2,082	2,071	2,083
Diluted effect of outstanding stock options	3	0	3	0

Weighted average diluted shares outstanding	2,070	2,082	2,074	2,083

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2010	$2,079	$4,300	$13,293	$808	$20,480

Net income for the nine months ended January 31, 2011	0	0	1,046	0	1,046

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $80,000	0	0	0	(117)	(117)

Reclassification adjustment for gains included in net income, net of deferred income taxes of $93,000	0	0	0	(138)	(138)

					(255)

Total comprehensive income	0	0	0	0	791

Issuance of 7,500 shares $1 par value common stock	7	46	0	0	53

Purchase of 6,782 shares of Company stock	(7)	(12)	(43)	0	(62)

Cash dividends ($0.18 per share)	0	0	(375)	0	(375)

BALANCE, January 31, 2011	$2,079	$4,334	$13,921	$553	$20,887

BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the nine months ended January 31, 2012	0	0	993	0	993

Other comprehensive income, net of tax:
Change in unrealized gain on securities available-for-sale, net of deferred income taxes of $204,000	0	0	0	335	335

Reclassification adjustment for gains included in net income, net of deferred income taxes of $96,000	0	0	0	(145)	(145)

					190

Total comprehensive income	0	0	0	0	1,183

Grants of restricted stock	1	5	0	0	6

Stock-based compensation	0	11	0	0	11

Purchase of 12,336 shares of Company stock	(13)	(20)	(69)	0	(102)

Cash dividends ($0.18 per share)	0	0	(373)	0	(373)

BALANCE, January 31, 2012	$2,063	$4,322	$14,613	$904	$21,902

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended January 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$7,845	$8,062
Fees and other income received	1,162	1,305
Interest paid	(1,113)	(1,512)
Cash paid to suppliers and employees	(5,446)	(5,415)
Income taxes paid	(641)	(818)

Net cash provided by operating activities	1,807	1,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(3,177)	(7,381)
Purchases of available-for-sale securities	(23,662)	(18,395)
Proceeds from sales,calls, and maturities of available-for-sale securities	24,578	25,341
Purchases of held-to-maturity securities	(24,169)	(30,058)
Proceeds from maturities and calls of held-to-maturity securities	26,022	30,351
Proceeds from sales of real estate acquired by foreclosure	125	408
Capital additions to real estate acquired by foreclosure	0	(76)
Purchases of premises and equipment	(69)	(426)
Other - net	327	102

Net cash used in investing activities	(25)	(134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	589	(6,668)
Payments on advances and borrowings	(1,000)	(3,000)
Net increase in advances from borrowers for taxes and insurance	186	154
Issuance of common stock	0	53
Repurchase of Company stock	(102)	(62)
Dividends paid on common stock	(373)	(375)

Net cash used in financing activities	(700)	(9,898)

Net increase (decrease) in cash and cash equivalents	1,082	(8,410)

Cash and cash equivalents - beginning of period	11,790	20,473

Cash and cash equivalents - end of period	$12,872	$12,063

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

(Unaudited)

	Nine months ended January 31,
	2012	2011
	(In Thousands)
Net income	$993	$1,046

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369	383
Provision for loan losses	197	156
Loss on other real estate owned	65	162
Premium amortization	404	166
Amortization of intangible assets	0	8
Deferred income taxes	(26)	132
Gain on sales of investments	(241)	(231)
Grants of restricted stock	6	0
Stock based compensation	11	0
Decrease (increase) in accrued interest receivable	36	(1)
Decrease (increase) in prepaid expenses	49	189
Decrease (increase) in mortgage servicing rights	14	(22)
Decrease (increase) in refundable income taxes	(114)	(368)
Increase (decrease) in accrued expenses	11	(4)
Increase (decrease) in accrued interest payable	(5)	(10)
Increase (decrease) in deferred loan origination fees	38	16

Total adjustments	814	576

Net cash provided by operating activities	$1,807	$1,622

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain on securities available-for-sale	$298	$(428)

Loans transferred to real estate acquired by foreclosure	$168	$295

Proceeds from sales of real estate acquired by foreclosure financed through loans	$831	$457

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

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

January 31, 2012 and 2011

income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this Update will not have a material impact on the Company’s consolidated financial position.

In September, 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, Compensation—Retirement Benefits (Subtopic 715): Disclosures about an Employer’s Participation in a Multiemployer Plan. This Update requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For employers that participate in multiemployer pension plans, the amendments in this Update require an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December, 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at January 31, 2012 and April 30, 2011 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	January 31, 2012
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$8,496	$31	$0	$8,527
Municipal obligations	3,086	200	0	3,286
Mortgage-backed and related securities	31,937	1,252	0	33,189
Trust preferred securities	750	0	(84)	666
Equity securities	0	79	0	79

	$44,269	$1,562	$(84)	$45,747

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$12,397	$59	$0	$12,456
Municipal obligations	3,039	294	0	3,333
Mortgage-backed and related securities	28,087	1,282	(17)	29,352

	$43,523	$1,635	$(17)	$45,141

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	April 30, 2011
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$10,481	$33	$(26)	$10,488
Corporate debt securities	500	1	0	501
Municipal obligations	2,292	80	(10)	2,362
Mortgage-backed and related securities	31,147	1,004	(10)	32,141
Trust preferred securities	750	0	(18)	732
Equity securities	0	126	0	126

	$45,170	$1,244	$(64)	$46,350

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$14,995	$42	$(104)	$14,933
Municipal obligations	3,723	100	(3)	3,820
Mortgage-backed and related securities	26,836	867	(56)	27,647

	$45,554	$1,009	$(163)	$46,400

There was no impairment charge recognized against investment securities during the nine months ended January 31, 2012 or 2011.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

D.	Loans Receivable

Loans receivable at January 31, 2012 and April 30, 2011 are summarized as follows:

(In Thousands)	January 31, 2012	April 30, 2011
Mortgage loans on real estate
Residential	$55,125	$48,724
Commercial	44,459	43,511
Construction	4,964	6,272
Home equity loans	2,957	3,521
Home equity lines of credit	17,264	17,702

Total mortgage loans	124,769	119,730

Consumer loans	1,829	1,620
Commercial loans	4,312	5,576

Total loans	130,910	126,926

Less:
Due borrowers on construction and other loans	1,491	1,308
Net deferred loan origination costs	(55)	(93)
Allowance for loan losses	1,215	1,214

	2,651	2,429

Loans receivable, net	$128,259	$124,497

Activity in the allowance for loan losses is summarized as follows for the nine months ended January 31:

	Nine Months Ended
	January 31, 2012	January 31, 2011
	(In Thousands)
Beginning balance	$1,214	$1,194
Provision for loan losses	197	156
Loans charged off	(201)	(64)
Recoveries	5	6

Balance at end of period	$1,215	$1,292

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of January 31, 2012 and April 30, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	January 31, 2012
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$0	$1,214
Loans charged off	(80)	(14)	0	(104)	0	(3)	0	(201)
Recoveries	0	0	0	0	5	0	0	5
Provision for loan losses	101	(53)	(21)	169	(9)	10	0	197

Ending Balance	$194	$568	$74	$247	$108	$24	$0	$1,215

Ending balance: individually evaluated for impairment	$28	$0	$0	$60	$0	$0	$0	$88

Ending balance: collectively evaluated for impairment	$166	$568	$74	$187	$108	$24	$0	$1,127

Loans Receivable: Ending balance	$55,125	$44,459	$3,473	$20,221	$4,312	$1,829	$0	$129,419

Ending balance: individually evaluated for impairment	$314	$0	$0	$60	$0	$0	$0	$374

Ending balance: collectively evaluated for impairment	$54,811	$44,459	$3,473	$20,161	$4,312	$1,829	$0	$129,045

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	April 30, 2011
Allowance for loan losses:
Beginning balance	$161	$639	$95	$151	$129	$19	$0	$1,194
Loans charged off	0	(123)	0	0	(119)	(11)	0	(253)
Recoveries	0	0	0	0	71	1	0	72
Provision for loan losses	12	119	0	31	31	8	0	201

Ending Balance	$173	$635	$95	$182	$112	$17	$0	$1,214

Ending balance: individually evaluated for impairment	$15	$0	$0	$55	$0	$0	$0	$70

Ending balance: collectively evaluated for impairment	$158	$635	$95	$127	$112	$17	$0	$1,144

Loans Receivable:
Ending balance	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$0	$125,618

Ending balance: individually evaluated for impairment	$761	$456	$0	$139	$0	$0	$0	$1,356

Ending balance: collectively evaluated for impairment	$47,963	$43,055	$4,964	$21,084	$5,576	$1,620	$0	$124,262

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

Impaired loans at January 31, 2012 and April 30, 2011 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	January 31, 2012
With no related allowance recorded:	$0	$0	$0	$0	$0

With an allowance recorded:
Residential mortgages	314	314	28	315	3
Home equity loans and lines of credit	60	60	60	60	2

Totals:
Residential mortgages	$314	$314	$28	$315	$3
Home equity loans and lines of credit	60	60	60	60	2

Total impaired loans	$374	$374	$88	$375	$5

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	April 30, 2011
With no related allowance recorded:
Residential mortgages	$453	$453	$0	$455	$8
Commercial mortgages	456	579	0	580	20

With an allowance recorded:
Residential mortgages	308	308	15	309	6
Home equity loans and lines of credit	139	139	55	139	1

Totals:
Residential mortgages	$761	$761	$15	$764	$14
Commercial mortgages	$456	$579	$0	$580	$20
Home equity loans and lines of credit	$139	$139	$55	$139	$1

Total impaired loans	$1,356	$1,479	$70	$1,483	$35

Loans are designated as troubled debt restructures (TDR) when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the borrower, or a deferment of payments, principal or interest, which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. Restructured loans are included in the impaired loan category.

There were no loans modified as troubled debt restructured during the nine months ended January 31, 2012. Losses on loans modified as troubled debt restructures, if any, are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of January 31, 2012 and April 30, 2011:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	January 31, 2012		April 30, 2011
Residential mortgages	$596	$0	$1,108	$0
Commercial mortgages	0	0	456	0
Home equity loans and lines of credit	60	0	139	0

Total	$656	$0	$1,703	$0

The following table presents the aging of the recorded investment in past due loans as of January 31, 2012 and April 30, 2011 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	January 31, 2012
Residential Mortgages	$309	$0	$314	$623	$54,502	$55,125
Commercial Mortgages	675	0	0	675	43,784	44,459
Construction Mortgages	0	0	0	0	3,473	3,473
Home Equity Loans and Lines of Credit	164	0	0	164	20,057	20,221
Commercial Loans	0	0	0	0	4,312	4,312
Consumer Loans	0	0	0	0	1,829	1,829

	$1,148	$0	$314	$1,462	$127,957	$129,419

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	April 30, 2011
Residential Mortgages	$452	$0	$1,108	$1,560	$47,164	$48,724
Commercial Mortgages	176	300	456	932	42,579	43,511
Construction Mortgages	0	0	0	0	4,964	4,964
Home Equity Loans and Lines of Credit	158	0	139	297	20,926	21,223
Commercial Loans	4	0	0	4	5,572	5,576
Consumer Loans	0	0	0	0	1,620	1,620

	$790	$300	$1,703	$2,793	$122,825	$125,618

Credit Quality Information

The Company utilizes the following indicators to assess credit quality:

Loans rated Pass: Loans in this category have low to average risk.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

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

The following table displays the loan portfolio by credit quality indicators as of January 31, 2012 and April 30, 2011:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	January 31, 2012
Pass	$54,353	$42,454	$3,223	$20,161	$4,312	$1,829	$126,332
Special mention	176	806	250	0	0	0	1,232
Substandard	282	1,199	0	0	0	0	1,481
Doubtful	314	0	0	60	0	0	374

	$55,125	$44,459	$3,473	$20,221	$4,312	$1,829	$129,419

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	April 30, 2011
Pass	$47,437	$41,490	$4,964	$21,084	$5,576	$1,620	$122,171
Special mention	526	342	0	0	0	0	868
Substandard	453	1,679	0	99	0	0	2,231
Doubtful	308	0	0	40	0	0	348

	$48,724	$43,511	$4,964	$21,223	$5,576	$1,620	$125,618

E.	Fair Values of Financial Instruments

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks, federal funds sold and interest-bearing deposits: The carrying amounts reported in the statements of financial condition for cash, due from banks, federal funds sold and interest-bearing deposits, approximate those assets’ fair values.

Investment Securities: Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For adjustable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analysis, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

The carrying amount of accrued interest receivable approximates its fair value.

Deposit Liabilities: The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand (that is, their carrying amounts). The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

January 31, 2012 and 2011

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

The estimated fair values of the Company’s financial instruments at January 31, 2012 and April 30, 2011 were as follows:

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In Thousands)	January 31, 2012		April 30, 2011
Financial assets:
Cash and due from banks	$3,635	$3,635	$5,534	$5,534
Interest-bearing deposits in banks	9,237	9,237	6,256	6,256
Investment securities	89,270	90,888	91,904	92,750
Loans, net	128,259	130,976	124,497	125,804
Accrued interest receivable	855	855	891	891
Deposits with The Co-operative Central Bank	449	449	449	449
Stock in Federal Home Loan Bank of Boston	1,650	1,650	1,650	1,650
Financial liabilities:
Deposits	221,612	222,133	221,023	221,412
Advances and borrowings	2,500	2,729	3,500	3,812

F.	Fair Value Measurement

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

January 31, 2012 and 2011

The following is a description of the Company’s valuation methodologies used to measure and disclose the fair values of its financial assets and liabilities on a recurring or nonrecurring basis:

Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based on quoted prices, when available. If quoted prices are not available, fair values are measured using pricing models.

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

The balances of assets and liabilities measured at fair value on a recurring basis as of January 31, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$8,527	$0	$8,527	$0
Municipal obligations	3,286	0	3,286	0
Mortgage-backed and related securities	33,189	0	33,189	0
Trust preferred securities	666	0	666	0
Equity securities	79	0	79	0

Securities available-for-sale	$45,747	$0	$45,747	$0

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

The balances of assets and liabilities measured at fair value on a non-recurring basis as of January 31, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$374	$0	$374	$0	$146

Real estate acquired by foreclosure	$266	$0	$266	$0	$0

G.	Stock-Based Compensation

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

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of January 31, 2012, 148,820 shares remained unissued and available for award under the Incentive Plan, of which 100,597 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the nine months ended January 31, 2012.

During the nine months ended January 31, 2012, the Company awarded options to purchase 3,935 shares which vest immediately. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model and amounted to $2.97 for the options granted in June 2011 and $2.32 for the options granted in August 2011, or $11,000 in total, for the nine months ended January 31, 2012. Assumptions used to determine the fair value of stock options granted are as follows:

	Granted June 2011	Granted August 2011
Weighted average fair value	$2.97	$2.32
Options granted	2,395	1,540
Expected dividend yield	2.77%	2.73%
Risk-free interest rate	3.01%	2.34%
Expected volatility	45.10%	37.81%
Expected life in years	5.00	5.00

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2012 and 2011

Stock option activity was as follows for the nine months ended January 31, 2012:

	Number of Shares	Average Exercise Price
Options outstanding at April 30, 2011	24,950	$14.00
Options granted	3,935	8.57
Options exercised	0	0
Options forfeited	0	0

Options outstanding at January 31, 2012	28,885	$13.26

The Company also granted 3,720 restricted shares in the nine months ended January 31, 2012 which vest over a five year period. Total compensation expense related to the grants was $6,000 for the nine months ended January 31, 2012.

As of January 31, 2012, the expected future compensation related to restricted stock is approximately $6,000 for each of the next four years.

A summary of restricted stock activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2011	0	$0
Granted	3,720	8.59
Vested	(744)	8.59
Forfeited	0	0

Non-vested at January 31, 2012	2,976	$8.59

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

At January 31, 2012 and April 30, 2011, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At January 31, 2012, the Company’s total assets were $247.7 million as compared to $246.9 million at April 30, 2011, an increase of $829,000. During the nine months ended January 31, 2012, cash and cash equivalents increased by $1.1 million, net loans receivable increased by $3.8 million, total investment securities decreased by $2.6 million, and real estate acquired by foreclosure decreased by $945,000.

Net loans receivable were $128.3 million at January 31, 2012, compared to $124.5 million at April 30, 2011, representing an increase of $3.8 million. This increase was primarily due to an increase of $6.4 million in residential mortgages outstanding, partially a result of Mayflower Bank electing to retain a larger percentage of fixed-rate mortgage originations. During the nine months ended January 31, 2012, historically low interest rates spurred continued strong residential mortgage financing activity, as the Company originated $21.5 million in residential mortgages as compared to $27.0 million originated for the same period one year ago. Also during the nine-months, the Company purchased $5.0 million of newly-originated 30-year fixed-rate mortgages from a financial institution in eastern Massachusetts. Additionally, during the period, the Company sold $14.2 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $267,000, compared to sales of $17.8 million for the prior year period, which resulted in gains of $427,000. This activity, combined with other mortgage payoffs, particularly on adjustable-rate mortgages, and regularly scheduled amortization, resulted in a $6.4 million increase in residential loan balances as compared to April 30, 2011.

Offsetting this increase in residential mortgages was a decrease of $1.5 million in net construction loans outstanding, a decrease of $1.0 million in home equity loans and lines of credit, and a decrease of $316,000 in commercial loans and mortgages. Finally, consumer loans outstanding increased by $209,000.

During the nine months ended January 31, 2012, total investments decreased by $2.6 million as the Company redeployed proceeds received from investment calls to loan growth.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of January 31, 2012, non-performing assets totaled $922,000, compared to $2.9 million at April 30, 2011. The decrease in non-performing assets is comprised of sales of real estate acquired by foreclosure totaling $945,000 and by a reduction of $1.0 million in non-performing loans. During the period, the Company was able to resolve certain previously classified non-performing loans and charged off others. However, at January 31, 2012, three loans with aggregate balances approximating $374,000 were classified as non-performing that were not considered non-performing as of April 30, 2011. This $374,000 was comprised of one residential first mortgage in the amount of $314,000, and two home equity lines of credit totaling $60,000. At January 31, 2012, non-performing assets represented 0.37% of total assets compared to 1.18% of total assets at April 30, 2011.

At January 31, 2012, the Company’s allowance for loan losses was $1,215,000, which represented an allowance of 0.95% of net loans receivable and 185.2% of non-performing loans at that date. This compares to a balance of $1,214,000 at April 30, 2011, which represented 0.98% of net loans receivable and 71.3% of non-performing loans. During the nine months ended January 31, 2012, the Company provided $197,000 to augment the reserve and charged off, net of recoveries, $80,000 in residential mortgages, $104,000 in home equity loans and lines of credit, $14,000 in commercial mortgages, and $3,000 in consumer loans, as offset by a recovery of $5,000 in commercial loans. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

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

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at January 31, 2012 and April 30, 2011. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the nine months ended January 31, 2012, total deposits, after interest credited, increased by $589,000 due primarily to an increase of $3.9 million in money market deposits and an increase of $1.8 million in checking and savings accounts. These increases were partially offset by a decrease of $5.2 million in certificate of deposit balances. The growth in money market deposits was partially a result of a new municipal deposit relationship established during the period, while the reduction in certificates of deposit was a result of a management decision to reduce interest rates paid on these accounts. Additionally, during the nine months ended January 31, 2012, advances and borrowings outstanding decreased by $1.0 million, from $3.5 million at April 30, 2011 to $2.5 million at January 31, 2012.

Total stockholders’ equity increased by $725,000 when compared to April 30, 2011. The increase in total equity is due to net income for the nine months of $993,000 and stock-based compensation credits totaling $17,000. Those increases in total equity were partially offset during the nine-month period by dividends paid of $0.18 per share totaling $373,000 and Company stock repurchases totaling $102,000. Additionally, total equity increased by $190,000 due to an increase in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended January 31, 2012 and January 31, 2011.

General:

Net income for the three months ended January 31, 2012 was $341,000 compared with net income of $325,000 for the three months ended January 31, 2011, an increase of $16,000 or 4.9%. Net interest income decreased by $15,000, the provision for loan losses increased by $70,000, total non-interest income decreased by $32,000, and total non-interest expense decreased by $143,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the three months ended January 31, 2012, the Company’s net interest margin decreased from 3.73% to 3.62%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets that began during the Company’s second quarter and continued throughout the third quarter.

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

	Three months ended January 31,
	2012			2011
	Average Balance(1)	Interest	Rate (Annualized)	Average Balance(1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$125,724	$1,730	5.50%	$127,826	$1,801	5.64%
Investment securities	93,895	676	2.88%	88,834	745	3.35%
Interest-bearing deposits in banks	9,903	6	0.24%	7,550	5	0.26%

All interest-earning assets	$229,522	2,412	4.20%	$224,210	2,551	4.55%

Interest-bearing liabilities:
Deposits	$223,073	304	0.55%	$218,425	412	0.75%
Borrowed funds	2,500	30	4.80%	4,500	46	4.09%

All interest-bearing liabilities	$225,573	334	0.59%	$222,925	458	0.82%

Net interest income		$2,078			$2,093

Weighted average interest rate spread (2)			3.61%			3.73%

Net interest margin			3.62%			3.73%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended January 31,
	2012 vs. 2011
	Changes due to increase (decrease)
	(in thousands)
				Rate/
	Total	Volume	Rate	Volume
Interest income:
Loans	$(71)	$(29)	$(42)	$0
Investment securities	(69)	42	(105)	(6)
Interest-bearing deposits in banks	1	1	0	0

Total	(139)	14	(147)	(6)

Interest expense:
Deposits	(108)	9	(114)	(3)
Borrowed funds	(16)	(20)	8	(4)

Total	(124)	(11)	(106)	(7)

Increase (decrease) in net interest income	$(15)	$25	$(41)	$1

Interest and Dividend Income:

Total interest and dividend income decreased by $139,000, or 5.4%, to $2.4 million for the three months ended January 31, 2012. Interest income from loans decreased by $71,000. This decrease was due to a reduction in the average rate earned on loans, from 5.64% to 5.50% on an annualized basis, and a decrease of $2.1 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $69,000 as a result of a decrease in the average yield earned, from 3.35% in the quarter ended January 31, 2011 to 2.88% in the quarter ended January 31, 2012, offset by an increase of $5.1 million in the average balance of investments. Income from interest-bearing deposits in banks increased by $1,000 due to an increase of $2.4 million in their average balance.

Interest Expense:

Interest expense decreased by $124,000, or 27.1%, to $334,000 for the three months ended January 31, 2012. Interest expense on deposits decreased by $108,000 as a result of a decrease in the average rate paid, from 0.75% to 0.55%, offset by an increase of $4.6 million in the average balance of deposits. Interest expense on borrowed funds decreased by $16,000, or 34.8%, for the three months ended January 31, 2012. This decrease was due to a reduction of $2.0 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.09% in the January 2011 three-month period to 4.80% in the January 2012, three-month period.

Provision for Loan Losses:

The provision for loan losses was $90,000 for the quarter ended January 31, 2012, compared to $20,000 for the quarter ended January 31, 2011. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $32,000 for the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. This decrease was primarily due to a decrease of $76,000 in gain on sales of investment securities, offset by an increase of $20,000 in gain on sales of mortgage loans. Additionally, loan origination and other loan fees decreased by $2,000. These decreases were offset by an increase of $4,000 in customer service fees and an increase of $4,000 in interchange income. Finally, other income increased by $18,000, due primarily to an increase in a special dividend received from The Co-operative Central Bank, the excess deposit insurer of Mayflower Bank.

Non-interest Expense:

Total non-interest expense decreased by $143,000 or 6.6% for the quarter ended January 31, 2012. This decrease was partially a result of a decrease of $120,000 in losses and expenses of other real estate owned, a decrease of $39,000 in FDIC assessments, and a decrease of $28,000 in occupancy and equipment expense, due to reduced snow removal and heating costs. These were offset by an increase of $34,000, or 3.2%, in compensation and fringe benefits, and an increase of $10,000 in data processing and other operating expenses.

Provision for Income Taxes:

The provision for income taxes increased by $10,000 for the three months ended January 31, 2012 when compared to the three months ended January 31, 2011, due to the increase in net income before taxes. Effective income tax rates were 34.8% and 34.6%, respectively, in the 2012 and 2011 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-bank investment subsidiary which is taxed, for state tax purposes, at a lower rate.

Results of Operations:

Comparison of the nine months ended January 31, 2012 and January 31, 2011.

General:

Net income for the nine months ended January 31, 2012 was $993,000 compared with net income of $1,046,000 for the nine months ended January 31, 2011, a decrease of $53,000 or 5.1%. Net interest income decreased by $98,000 or 1.5%, the provision for loan losses increased by $41,000, total non-interest income decreased by $156,000, and total non-interest expense decreased by $162,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the nine months ended January 31, 2012, the Company’s net interest margin decreased from 3.77% to 3.62%. This decrease in net interest margin is partially the result of a greater percentage of assets held in interest-bearing deposits in banks, and the decrease in yields on interest-earning assets.

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

	Nine months ended January 31,
	2012			2011
	Average Balance(1)	Interest	Rate (Annualized)	Average Balance(1)	Interest	Rate (Annualized)
			(Dollars in Thousands)
Interest-earning assets:
Loans	$124,308	$5,198	5.58%	$124,742	$5,422	5.80%
Investment securities	94,193	2,183	3.09%	92,025	2,457	3.56%
Interest-bearing deposits in banks	13,206	24	0.24%	9,404	17	0.24%

All interest-earning assets	$231,707	7,405	4.26%	$226,171	7,896	4.65%

Interest-bearing liabilities:
Deposits	$226,156	1,018	0.60%	$220,017	1,334	0.81%
Borrowed funds	2,555	91	4.75%	5,490	168	4.08%

All interest-bearing liabilities	$228,711	1,109	0.65%	$225,507	1,502	0.89%

Net interest income		$6,296			$6,394

Weighted average interest rate spread (2)			3.61%			3.76%

Net interest margin			3.62%			3.77%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Nine months ended January 31,
	2012 vs. 2011
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume

Interest income:
Loans	$(224)	$(19)	$(206)	$1
Investment securities	(274)	58	(324)	(8)
Interest-bearing deposits in banks	7	7	0	0

Total	(491)	46	(530)	(7)

Interest expense:
Deposits	(316)	37	(344)	(9)
Borrowed funds	(77)	(90)	28	(15)

Total	(393)	(53)	(316)	(24)

Increase (decrease) in net interest income	$(98)	$99	$(214)	$17

Interest and Dividend Income:

Total interest and dividend income decreased by $491,000, or 6.2%, to $7.4 million for the nine months ended January 31, 2012. Interest income from loans decreased by $224,000. This decrease was due to a reduction in the average rate earned on loans, from 5.80% to 5.58% on an annualized basis, coupled with a decrease of $434,000 in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $274,000 as a result of a decrease in the average yield earned, from 3.56% for the nine months ended January 31, 2011 to 3.09% for the nine months ended January 31, 2012, offset by an increase of $2.2 million in the average balance of investments. Income from interest-bearing deposits in banks increased by $7,000 due to an increase of $3.8 million in their average balance.

Interest Expense:

Interest expense decreased by $393,000, or 26.2%, to $1,109,000 for the nine months ended January 31, 2012. Interest expense on deposits decreased by $316,000 as a result of a decrease in the average rate paid, from 0.81% to 0.60%, offset by an increase of $6.1 million in the average balance of deposits. Interest expense on borrowed funds decreased by $77,000, or 45.8%, for the nine months ended January 31, 2012. This decrease was due to a reduction of $2.9 million in the average balance of advances outstanding, offset by an increase in the average rate paid on borrowed funds, from 4.08% in the January 2011 nine-month period to 4.75% in the January, 2012 nine-month period.

Provision for Loan Losses:

The provision for loan losses was $197,000 for the nine months ended January 31, 2012, compared to $156,000 for the nine months ended January 31, 2011. The allowance for loan losses is maintained at a level that management and the Company’s Board consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $156,000 for the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011. This decrease was due to a decrease of $160,000 in gains on sales of mortgage loans, coupled with a decrease of $10,000 in loan origination and other loan fees. Finally, customer service fees decreased by $31,000 due to reduced ATM surcharge income. These decreases were partially offset by an increase of $10,000 in gains on sales of investment securities, an increase of $18,000 in interchange income, and an increase of $17,000 in other income.

Non-interest Expense:

Total non-interest expense decreased by $162,000 or 2.6% for the nine months ended January 31, 2012. This decrease was attributable to a decrease of $54,000 in occupancy and equipment expense, a decrease of $125,000 in FDIC assessment expense, a decrease of $13,000 in data processing expense, and a decrease of $138,000 in losses and expenses of other real estate owned. These decreases were partially offset by an increase of $93,000, or 2.9%, in compensation and fringe benefits and an increase of $75,000 in other expenses, partially due to increased legal fees for troubled loans.

Provision for Income Taxes:

The provision for income taxes decreased by $80,000 for the nine months ended January 31, 2012 when compared to the nine months ended January 31, 2011. Effective income tax rates were 33.5% and 35.7%, respectively, in the 2012 and 2011 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-bank investment subsidiary which is taxed, for state tax purposes, at a lower rate.

Interest Rate Risk Exposure and the Interest Rate Spread:

The Company’s net earnings depend primarily upon the difference between the income (interest and dividends) earned on its loans and investment securities (interest-earning assets) and the interest paid on its deposits and borrowed funds (interest-bearing liabilities), together with other income and other operating expenses. The Company’s investment income and interest paid (cost of funds) are significantly affected by general economic conditions and by policies of regulatory authorities.

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

Delinquent Loans, Loans in Foreclosure and Foreclosed Property:

The following table sets forth information with respect to the Company’s non-performing assets as of the date indicated.

	January 31, 2012	April 30, 2011	January 31, 2011
	(Dollars in Thousands)
Loans past due over 90 days:
Residential mortgages	$314	$1,108	$761
Home equity loans and lines of credit	0	139	139
Commercial and construction mortgages	0	456	579
Commercial time and demand loans	0	0	63
Consumer and other loans	0	0	0

	$314	$1,703	$1,542

Loans past due over 90 days as a percentage of:
Net loans receivable	0.24%	1.37%	1.21%
Total assets	0.13%	0.69%	0.63%

Non-performing assets
**Non-accrual loans	$656	$1,703	$1,542
Real estate acquired by foreclosure	266	1,211	1,211

	$922	$2,914	$2,753

Non-performing assets as a percentage of:
Net loans receivable	0.72%	2.34%	2.15%
Total assets	0.37%	1.18%	1.12%

Allowance for loan losses	$1,215	$1,214	$1,292

Allowance for loan losses as a percentage of non-performing loans	185.21%	71.29%	83.79%

Allowance for loan losses as a percentage of net loans	0.95%	0.98%	1.01%

**	Includes loans which are contractually past due 90 days or more and/or loans less than 90 days past due on which the Bank has ceased accruing interest

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
November 1-30, 2011	0	$0	0	60,799
December 1-31, 2011	4,249	7.90	4,249	56,550
January 1-31, 2012	2,258	7.93	2,258	54,292

TOTAL	6,507	$7.91	6,507	54,292

(1)	On October 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: March 6, 2012

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)