Form 10-KT
period 2012-03-31
Mayflower Bancorp Inc
filed 2012-06-22
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2011 to March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.2 million.

The number of shares outstanding of the registrant’s common stock as of June 12, 2012 was 2,063,953.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the 2012 Annual Report to Stockholders (Part II)

2.	Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III)

PART I

Change in Fiscal Year End

On February 9, 2012, the Board of Directors of Mayflower Bancorp, Inc. (the “Company”) amended Article VI, Section 1 of the Company’s Bylaws to change the Company’s fiscal year end from April 30 to March 31. As a result of this change, this Transition Report on Form 10-K includes the financial information for the 11-month transition period from May 1, 2011 to March 31, 2012 (“Transition Period”). References in this Transition Report on Form 10-K to fiscal year 2012 or fiscal 2012 refer to the period from May 1, 2011 through March 31, 2012 and references to fiscal year 2011 or fiscal 2011 refer to the period from April 1, 2010 through March 31, 2011. Subsequent to this Transition Report on Form 10-K, our annual reports on Form 10-K will cover the fiscal year from April 1 to March 31, with historical periods remaining unchanged.

Note on Forward-Looking Statements

This document, as well as other written communications made from time to time by the Company and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: recent and future regulatory and legislative initiatives by the government; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; fluctuations in interest rates; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; the effect of additional provision for loan losses; fluctuations of  our stock price; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions; and the other matters set forth in Item 1A. herein.

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

The Bank. Mayflower Co-operative Bank (the “Bank”) was organized as a Massachusetts chartered co-operative bank in 1889. The primary business of the Bank is to acquire funds in the form of deposits and make permanent and construction mortgage loans on one-to-four family homes and commercial real estate located in its primary market area. Additionally, the Bank makes commercial business loans, consumer loans and offers home equity loans and lines of credit. The Bank also invests a portion of its funds in money market instruments, federal government and agency obligations, municipal obligations, various types of corporate debt and equity securities, and other authorized investments.

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

In February 2012, the Company and the Bank changed their fiscal year from April 30 to March 31.

Lending Activities

General. Rates fell steadily for the first half of fiscal year 2011 with the 10-year Treasury yield falling from 4% in April 2010 to 2.4% in October, then rebounded sharply before turning down again in February 2011. In the Transition Period, rates edged down early and then more sharply in late summer/early fall before leveling out with the 10-year Treasury yield around 2%. New loan activity generally tracked the movement in rates during this period, with loan volume rising as rates fell and tailing off as rates rose. For the Transition Period, the net result of this activity amounted to a basically flat year, with an overall increase in the loan portfolio of $9.8 million coming from purchases of residential mortgages which totaled $11.0 million during the year.

The Bank’s loan portfolio totaled $134.3 million as of March 31, 2012, which represented 53.4% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products, most of which feature a fixed-rate of interest for the first three or five years, and are then adjustable on an annual basis. During the Transition Period, the Bank originated mortgage loans of all types totaling $40.7 million, compared to $42.7 million in such loans originated during the year ended April 30, 2011. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines to facilitate later sale, if necessary or deemed appropriate or advantageous. As of March 31, 2012, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $42.9 million and adjustable-rate residential first mortgage loans totaling $17.8 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at March 31, 2012, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At March 31, 2012		At April 30,
			2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$60,691	44.0%	$48,724	38.4%	$46,814	38.0%	$54,706	40.9%	$51,897	40.5%	$52,772	36.7%
Commercial real estate	44,273	32.1	43,511	34.3	41,061	33.4	43,404	32.5	37,319	29.1	37,704	26.2
Construction	6,605	4.8	6,272	4.9	5,684	4.6	6,589	4.9	8,239	6.4	20,601	14.3
Home equity loans	2,821	2.0	3,521	2.8	4,329	3.5	5,521	4.1	5,634	4.4	5,875	4.1
Home equity lines of credit	17,271	12.5	17,702	13.9	17,578	14.3	17,447	13.1	19,033	14.8	19,298	13.4

Total mortgage loans	131,661	95.4	119,730	94.3	115,466	93.8	127,667	95.5	122,122	95.2	136,250	94.7

Commercial loans	4,578	3.3	5,576	4.4	5,936	4.8	4,301	3.2	4,036	3.1	5,104	3.6
Consumer loans	1,745	1.3	1,620	1.3	1,688	1.4	1,755	1.3	2,127	1.7	2,453	1.7

Total loans	$137,984	100.0%	126,926	100.0%	123,090	100.0%	133,723	100.0%	128,285	100.0%	143,807	100.0%

Less:
Due borrowers on construction and other loans	2,487		1,308		1,453		1,392		1,639		5,141
Net deferred loan origination fees (costs)	(51)		(93)		(102)		(85)		(65)		(10)
Allowances for possible loan losses	1,217		1,214		1,194		1,305		1,375		1,673

Total	3,653		2,429		2,545		2,612		2,949		6,804

Net loans	$134,331		$124,497		$120,545		$131,111		$125,336		$137,003

Loan Maturity Analysis. The following table sets forth certain information at March 31, 2012, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after March 31, 2012	Due after 1 through 5 years after March 31, 2012	Due after 5 years after March 31, 2012	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$91	$675	$59,925	$60,691
Commercial	7,824	13,125	23,124	44,073
Construction	3,759	25	534	4,318
Home equity loans	91	282	2,448	2,821
Home equity lines of credit	—	—	17,271	17,271

Total mortgage loans	$11,765	$14,107	$103,302	$129,174

Other:
Consumer	741	745	259	1,745
Commercial loans	3,118	708	752	4,578

Total	$3,859	$1,453	$1,011	$6,323

The next table shows at March 31, 2012, the dollar amount of all the Bank’s loans due one year or more after March 31, 2012, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed- Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$42,852	$17,748
Commercial	5,831	30,418
Construction	25	534
Home equity loans	2,730	—
Home equity lines of credit	—	17,271

Total mortgage loans	$51,438	$65,971

Other:
Consumer	1,004	—
Commercial loans	1,337	123

Total other loans	$2,341	$123

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one- to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $42.9 million, or 70.7%, of the Bank’s total mortgage loan portfolio as of March 31, 2012. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $17.8 million, or 29.3%, of the total residential conventional mortgage loan portfolio.

Residential mortgages are generally made in amounts of up to 80% of the appraised value of the property securing the loan. Loans up to 95% of appraised value are available if private mortgage insurance can be obtained in order to reduce the Bank’s exposure. Residential mortgage loans are typically made for terms of up to 30 years. A significant portion of mortgage loans held in the Bank’s portfolio provide for an initial interest rate that is fixed for no longer than 60 months, and the majority of such loans are adjusted thereafter at intervals of twelve months. The Bank utilizes an index that is tied to the rate paid on one-year U.S. Treasury Bills for interest rate adjustments.

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance or, on occasion, to other institutions on a servicing-released basis. During the Transition Period, the Bank originated adjustable-rate mortgage loans amounting to $2.0 million, and fixed-rate mortgage loans amounting to $27.4 million. During the Transition Period, the Bank sold $19.4 million of fixed-rate loans in the secondary mortgage market. At March 31, 2012, the Bank held $42.9 million in fixed-rate mortgages of which $2.2 million are identified as available for sale.

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

Construction Lending. The Bank has traditionally been involved in construction lending. As of March 31, 2012, the Bank had 30 construction loans outstanding, with $6.6 million committed in construction loan financing, representing 4.8% of the total loan portfolio. On that date, $2.3 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are also extended to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At March 31, 2012, the Bank’s average construction loan balance was $220,000 and the single largest construction loan with a commitment outstanding as of March 31, 2012, was for $750,000 ($480,000 advanced as of March 31, 2012) on a single-family home in Nantucket, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $1,850,000 as complete.

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

Builders’ home construction loans are written for a maximum term of twelve months, during which time the borrower is billed on an interest only basis. Pricing of these loans is individually determined on the basis of competitive and market conditions, the borrower’s experience and relationship with the Bank and the perceived level of risk. Maximum and aggregate loan limits for individual builders and borrowers depend upon market conditions and the applicant’s financial condition. Construction loan proceeds are disbursed in accordance with a Bank-established schedule as work progresses and based upon inspection by the Bank’s Security Committee or duly authorized officer or approved inspector. No funds are released in anticipation of progress or for the acquisition of materials. In the event a construction loan extended to a builder or developer is not paid off within the original term of the note (typically twelve months), the note would generally be extended for an additional six to twelve-month period at an adjusted market rate of interest if the borrower remained current on interest payments to maturity. Contractors and builders doing business with the Bank are encouraged to refer their buyers to the Bank for permanent financing, and in some instances, special financing packages are offered by the Bank to facilitate a permanent relationship.

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of March 31, 2012, the Bank had $44.3 million in commercial real estate loans outstanding, representing 32.1% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $264,000. The largest commercial real estate exposure at March 31, 2012, was $2.6 million and was secured by residential building lots in Nantucket, Massachusetts, and the limited personal guarantees of the principals. Appraised value of this parcel was approximately $6.0 million. The second largest commercial real estate loan as of March 31, 2012, was for $1.6 million, and was secured by a first mortgage on an office plaza in Wareham, Massachusetts and personal guarantee of the principals. The appraisal acquired in connection with the origination of this loan indicated its value to be approximately $2.7 million. These loans were current at March 31, 2012.

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

Commercial Loans. Commercial loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage, at March 31, 2012 totaled $4.6 million, or 3.3%, of the Bank’s loan portfolio. At that date, 107 commercial business loans were outstanding with an average balance of $43,000, while the largest commercial business loan at that date was a $1.0 million credit line, of which $647,000 was advanced at March 31, 2012. This loan is secured by commercial real estate in Plymouth, Massachusetts.

The Bank offers various types of commercial business loans including demand loans, time loans, term loans, and commercial lines of credit. These loans are generally written on demand or for terms of from three months to seven years and with fixed rates or variable rates of interest which adjust to a certain percentage (usually 2-4%) above the prime lending rate as reported in The Wall Street Journal. The Bank generally requires that commercial borrowers maintain a depository relationship with the Bank and management seeks to expand the depository relationship to include all other banking activity of its commercial business borrowers.

In conformity with the Bank’s lending policy, all commercial business loan applications are thoroughly screened and reviewed and a total credit package is required before approval. Most of these loans are collateralized by business assets, equipment or real estate and personal guarantees are required.

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio increased by $125,000 in the Transition Period and totaled $1.7 million on March 31, 2012, representing 1.3% of the total loan portfolio on that date. These loans had a weighted average yield of 6.4% at March 31, 2012. The Bank offers both secured and unsecured personal loans, automobile loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one- to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 80% of the value of the property securing the loan, less any outstanding first mortgage.

The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75% and $100,000 for loan-to-value ratios up to 80%. Fixed-rate home equity loans are offered with 5 to 20-year terms. As of March 31, 2012, the Bank had $2.8 million outstanding in home equity loans, representing 2.0% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal, subject to a floor rate as determined from time to time. Previously, the Bank has offered an initial fixed-rate period of up to five years. At March 31, 2012, the outstanding balance of the Bank’s home equity lines was $17.3 million, with a weighted average yield of 4.0%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

Commercial business, construction and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties. Although commercial business loans are advantageous to the Bank because of their interest rate sensitivity, they also involve more risk due to the higher potential for default and the difficulty of disposing of the collateral, if any. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. On commercial real estate loans, the risk to the Bank is primarily attributable to the cash flow from the property being financed or the owner-occupant business. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the Bank’s loan may be impaired. In addition, the amount of a commercial real estate loan is typically substantially larger than a residential mortgage loan. As noted, the Bank seeks to protect itself on construction and commercial loans by limiting the loan-to-value ratios to 80% and 75% or less, respectively, depending on the amount of the loan and/or the type of property offered for security, and by requiring the personal guarantees of borrowers.

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

Loan Solicitation and Underwriting Procedures. Loan originations are developed by the Bank’s officers, managers, other employees and Board of Directors from a number of sources, including referrals from realtors, builders, community organizations and customers. Consumer loans are solicited from existing depositors and loan customers as well as the community at large.

Applications for all types of loans are taken at all of the Bank’s offices and mortgage loan applications are forwarded to the main office for processing. Mortgage personnel may take applications at other locations to facilitate the application process and customers may also apply on-line. The Bank’s loan underwriting procedures include the use of detailed credit applications, property appraisals or evaluations and verifications of an applicant’s credit history, employment situation and banking relationships. Individual officers may approve loans up to the level of authority granted by the Bank’s Board of Directors. Loan amounts above the individual officers’ limits require Security Committee approval and in certain cases, by the Bank’s Board of Directors. All loans are ratified by the Board of Directors.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At March 31,	At April 30,
	2012	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgages	$282	$1,108	$—	$315	$617	$—
Commercial mortgages	—	456	295	—	—	—
Home equity loans and lines of credit	30	139	99	30	—	—
Commercial loans	—	—	120	—	—	—

Total nonaccrual loans	$312	$1,703	$514	$345	$617	$—

Accruing loans past due 90 days or more:
Residential loans	$—	$—	$—	$—	$—	$—
Commercial mortgages	250	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—

Total accruing loans past due 90 days or more	$250	$—	$—	$—	$—	$—

Impaired loans:
Residential loans	$—	$761	$—	$—	$—	$—
Commercial mortgages	—	456	881	595	—	—
Home equity loans and lines of credit	60	139	99	—	—	—
Commercial loans	—	—	120	—	—	—
Consumer loans	2

Total	$62	$1,356	$1,100	$595	$—	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans	$562	$1,703	$1,100	$940	$617	$—

Percentage of net loans	0.42%	1.37%	0.91%	0.72%	0.49%	—%

Other nonperforming assets(1)	$194	$1,211	$1,815	$590	$605	$—

(1)	Other nonperforming assets represent property acquired by the Company through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At March 31, 2012, the Bank had one residential mortgage and one home equity line of credit on nonaccrual status. Additionally, at March 31, 2012 the Bank had one commercial real estate loan that was over 90 days past due and still accruing.

During the Transition Period, gross interest income of $3,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period; $12,000 of interest income was actually recorded on such loans during the Transition Period.

At March 31, 2012, the Bank had 13 loans with a total outstanding principal balance of $2.5 million which were not classified as nonperforming assets, but where information about credit problems of the borrowers has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

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

Allowance for Possible Loan Losses. The Bank maintains an allowance for possible losses on loans. The allowance for possible loan losses is determined by management quarterly on the basis of several factors including the risk characteristics of the portfolio, the Bank’s charge-off history, current economic conditions and trends in loan delinquencies and charge-offs, and is reviewed and endorsed by the Bank’s Security Committee and the Board of Directors on a quarterly basis. A provision is made if needed to bring the allowance to its recommended level. Estimated losses on specific loans are charged to income when, in the opinion of management, such losses are expected to be incurred. Losses are usually indicated when the net realizable value is determined to be less than the investment in such loans.

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

At March 31, 2012, the Bank had three impaired loans totaling $62,000. The average investment in impaired loans during the fiscal year was $62,000 and the valuation allowance related to the impaired loans was $62,000. During the Transition Period, interest income recognized on the impaired loans was $2,000.

During the Transition Period, the Bank made provisions for loan losses totaling $228,000 compared to a provision of $201,000 for loan losses for the year ended April 30, 2011. At March 31, 2012, the Bank’s reserve for loan losses totaled $1.2 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

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

The following table provides an analysis of the allowance for loan losses during the dates indicated.

	Eleven Months Ended March 31,	Years Ended April 30,
	2012	2011	2010	2009	2008	2007
		(Dollars in thousands)
Balance at beginning of period	$1,214	$1,194	$1,305	$1,375	$1,673	$1,704

Charge-offs:
Mortgage loans	(124)	(123)	(264)	(78)	(300)	—
Other loans	(107)	(130)	(68)	—	(5)	(28)

Total charge-offs	(231)	(253)	(332)	(78)	(305)	(28)

Total recoveries	6	72	6	8	7	7

Net loans (charged-off) recoveries	(225)	(181)	(326)	(70)	(298)	(21)

Provision for possible loan losses	228	201	215	—	—	120

Reclassification to allowance for loan losses on off-balance sheet credit exposures	—	—	—	—	—	(130)

Balance at end of period	$1,217	$1,214	$1,194	$1,305	$1,375	$1,673

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.18)%	(0.14)%	(0.26)%	(0.05)%	(0.22)%	(0.01)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31, 2012		At April 30,
			2011		2010		2009		2008		2007
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
			(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$182	44.0%	$173	38.4%	$161	38.0%	$242	40.9%	$339	40.5%	$194	36.7%
Commercial mortgages	585	32.1	635	34.3	639	33.4	706	32.5	591	29.1	721	26.2
Construction mortgages	65	4.8	95	4.9	95	4.6	89	4.9	181	6.4	500	14.3
Home equity loans and lines of credit	246	14.5	182	16.7	151	17.8	166	17.2	161	19.2	152	17.5
Commercial loans	114	3.3	112	4.4	129	4.8	82	3.2	76	3.1	82	3.6
Consumer loans	25	1.3	17	1.3	19	1.4	20	1.3	27	1.7	24	1.7

Total allowance for loan losses	$1,217	100.0%	$1,214	100.0%	$1,194	100.0%	$1,305	100.0%	$1,375	100.0%	$1,673	100.0%

Based upon management’s assessment and year-end economic and real estate market conditions, management believes that the allowance for loan losses as of March 31, 2012, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, further deterioration of the real estate market or economy in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At March 31, 2012, the Bank’s portfolio of interest-bearing deposits in banks and investment securities totaled $96.9 million, which represented 38.5% of total assets.

During the Transition Period, the Bank’s portfolio of investment and interest-bearing deposits in banks decreased by $1.3 million. This decrease was comprised of a reduction of $3.1 million in U.S. Government Agency Obligations, a decrease of $500,000 in corporate debt securities, a reduction of $146,000 in municipal obligations, and a decrease of $31,000 in mortgage-backed and related securities. Offsetting these reductions was an increase of $2.3 million in interest-bearing deposits in banks. Finally, the unrealized gain on securities available-for-sale increased by $115,000, from $1.2 million at April 30, 2011 to $1.3 million at March 31, 2012.

The Bank’s portfolio of fixed-income investment securities consists of instruments offering varying maturities or adjustable interest rates, including interest-bearing deposits in banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency and municipal obligations fixed-income investment portfolio was 5.6 years at March 31, 2012. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in the 2012 Annual Report to Stockholders, filed as Exhibit 13 to this Form 10-K.

	At March 31, 2012		At April 30,
			2011		2010		2009
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)

Short-term Investments:
Interest-bearing deposits in banks	$8,602	$8,602	$6,256	$6,256	$15,914	$15,914	$6,184	$6,184

Investment Securities:
Bonds and obligations:
U.S. Government agency Obligations	22,398	22,434	25,476	25,421	33,495	33,641	22,053	22,175
Mortgage-backed and related securities	57,952	60,169	57,983	59,788	52,888	55,102	60,216	62,269
Corporate debt securities	—	—	500	501	500	500	1,000	489
Municipal obligations	5,869	6,280	6,015	6,182	4,638	4,803	4,902	5,021
Trust preferred securities	750	717	750	732	750	628	750	331
Equity securities	—	74	—	126	748	799	1,047	879
Unrealized gain (loss) on securities available for sale	1,295	—	1,180	—	1,350	—	293	—

Total investment securities	88,264	89,674	91,904	92,750	94,369	95,473	90,261	91,164

Total short-term investments and investment securities	$96,866	$98,276	$98,160	$99,006	$110,283	$111,387	$96,445	$97,348

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at March 31, 2012

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government agency obligations	$—	—%	$8,497	1.49%	$4,897	1.75%	$—	—%	$13,394	1.59%
Mortgage-backed and related securities (1)	273	4.14	18,006	3.89	9,259	2.95	—	—	27,538	3.58
Municipal obligations (1)	251	3.50	—	—	1,261	3.80	1,525	3.80	3,037	3.78

Total	$524	3.83%	$26,503	3.12%	$15,417	2.64%	$1,525	3.80%	$43,969	2.98%

Securities available for sale:
U.S. Government agency obligations	$—	—%	$9,014	1.43%	$—	—%	$—	—%	$9,014	1.43%
Mortgage-backed and related securities (1)	334	4.86	22,602	3.48	8,551	3.22	—	—	31,487	3.42
Municipal obligations	509	3.42	—	—	1,118	3.14	1,376	2.88	3,003	3.07
Trust preferred securities	—	—	—	—	—	—	717	7.08	717	7.08
Equity securities	74	—	—	—	—	—	—	—	74	—

Total	$917	3.67%	$31,616	2.90%	$9,669	3.21%	$2,093	4.32%	$44,295	3.05%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the Transition Period, deposits, including interest credited, increased by $5.6 million to $226.6 million from $221.0 million at April 30, 2011. As of March 31, 2012, 17.4% of the Bank’s total deposits were in money market deposit accounts, 18.9% were in regular savings accounts, 38.2% were in term certificates of deposit and 25.5% were in NOW and demand deposit accounts. At March 31, 2012, retirement account balances totaled $16.7 million, or 7.4% of total deposits.

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

Deposit Accounts. The following table shows the distribution of the Bank’s deposit accounts and the average rate paid on such deposits at the dates indicated.

	At March 31, 2012			At April 30, 2011			At April 30, 2010			At April 30, 2009
	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate
	(Dollars in thousands)

Demand deposits and official checks	$19,954	8.8%	—%	$20,525	9.3%	—%	$19,728	8.7%	—%	$14,586	6.8%	—%
NOW accounts	37,955	16.7	0.14	33,649	15.2	0.20	32,598	14.5	0.20	29,869	14.0	0.20
Regular savings	42,770	18.9	0.10	38,150	17.3	0.25	34,849	15.5	0.25	31,148	14.5	0.30
Money market deposit accounts	39,341	17.4	0.35	36,650	16.6	0.54	38,527	17.1	0.82	20,693	9.7	1.21

Total noncertificate accounts	140,020	61.8	0.17	128,974	58.4	0.28	125,702	55.8	0.37	96,296	45.0	0.42
Certificate accounts	86,542	38.2	1.04	92,049	41.6	1.24	99,615	44.2	1.50	117,661	55.0	3.10

Total deposits	$226,562	100.0%	0.50%	$221,023	100.0%	0.68%	$225,317	100.0%	0.87%	$213,957	100.0%	1.89%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At March 31,	At April 30,
	2012	2011	2010	2009
Under 2.00%	$78,976	$81,897	$88,077	$10,707
2.00 – 3.99%	7,531	9,303	9,209	103,637
4.00 – 5.99%	35	849	2,329	3,317
6.00 – 7.99%	—	—	—	—

Total	$86,542	$92,049	$99,615	$117,661

The following table sets forth the amount and maturities of the Bank’s time deposits at March 31, 2012.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
Rate	(In thousands)
Under 2.00%	$66,107	$8,256	$3,006	$1,607	$78,976
2.00 – 3.99%	838	668	1,732	4,293	7,531
4.00 – 5.99%	35	—	—	—	35
6.00 – 7.99%	—	—	—	—	—

Total	$66,980	$8,924	$4,738	$5,900	$86,542

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2012.

Maturity Period	Certificates Of Deposit
(In thousands)

Three months or less	$8,555
Over three through six months	4,804
Over six through 12 months	10,785
Over 12 months	9,440

Total	$33,584

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements in the 2012 Annual Report to Stockholders.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At March 31, 2012, the Bank had $1.0 million in outstanding borrowings from the FHLB of Boston. Additional established sources of liquidity include the Federal Reserve System and The Co-operative Central Bank Reserve Fund. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements in the 2012 Annual Report to Stockholders.

Subsidiary Activities

The Bank has a wholly owned subsidiary, MFLR Securities Corporation (“MFLR”), incorporated under the laws of Massachusetts as a securities corporation to invest in securities. As a Massachusetts securities corporation, MFLR is limited to buying, selling and holding investment securities for its own account which would not differ from the Bank’s ability to invest in the same types of securities. Massachusetts securities corporations are afforded a substantially lower state tax rate than the Bank on investment income earned on securities held in their portfolios. At March 31, 2012, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the dates indicated.

	At or for the Eleven Months Ended March 31,	At or for the Year Ended April 30,
	2012	2011	2010	2009
Return on assets (net earnings divided by average total assets)	0.53%	0.54%	0.47%	0.02%
Return on average stockholders’ equity (net earnings divided by average stockholder’s equity)	6.15	6.41	5.83	0.19
Dividend payout ratio (dividends declared per share divided by net earnings per share)	40.87	37.37	50.21	2,385.71
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.62	3.77	3.53	3.22
Ratio of average interest-earning assets to average interest-bearing liabilities	101.44	100.36	99.93	101.45
Ratio of noninterest expense to average total assets	2.91	3.30	3.16	2.97

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2012. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years		Total
Interest-sensitive assets:
Interest-bearing deposits in banks	$8,602	$—	$—	$—	$—	$—		$8,602
Investment securities (1)	4,110	2,505	16,999	8,960	41,864	13,826		88,264
Federal Home Loan Bank stock	1,449	—	—	—	—	—		1,449
Deposits with The Co-operative Central Bank	449	—	—	—	—	—		449
Fixed-rate mortgages	11,063	1,891	2,756	5,267	14,188	27,335		62,500
Adjustable-rate residential and commercial mortgage loans	20,735	10,885	15,787	1,996	—	—		49,403
Commercial loans	3,118	318	500	642	—	—		4,578
Home equity lines of credit	16,370	32	869	—	—	—		17,271
Consumer loans	741	447	298	259	—	—		1,745

Total loans	52,027	13,573	20,210	8,164	14,188	27,335		135,497

Total interest-sensitive assets	$66,637	$16,078	$37,209	$17,124	$56,052	$41,161		$234,261

Interest-sensitive liabilities:
Money market accounts	$39,341	$—	$—	$—	$—	$—		$39,341
Certificates of deposit	66,980	13,662	5,900	—	—	—		86,542
NOW accounts (2)	37,955	—	—	—	—	—		37,955
Regular savings (2)	42,770	—	—	—	—	—		42,770
Borrowed funds	—	—	—	1,000	—	—		1,000

Total interest-sensitive liabilities	$187,046	$13,662	$5,900	$1,000	$—	$—		$207,608

Interest sensitivity gap	$(120,409)	$2,416	$31,309	$16,124	$56,052	$41,161		$26,653

Cumulative interest sensitivity gap	$(120,409)	$(117,993)	$(86,684)	$(70,560)	$(14,508)	$26,653

Ratio of interest-sensitive assets to interest-sensitive liabilities	35.63%	117.68%	630.66%	1712.40%	N/A %	N/A	%	112.84%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	35.63%	41.21%	58.04%	66.01%	93.01%	112.84%

(1)	Equity securities, including preferred stocks that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Eleven Months Ended March 31, 2012 vs. Year Ended April 30, 2011					Year Ended April 30,
						2011 vs. 2010				2010 vs. 2009
	Changes Due to Increase (Decrease)					Changes Due to Increase (Decrease)				Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Short Period	Total	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$(818)	$39	$(276)	$(1)	(580)	$(211)	$113	$(319)	$(5)	$(708)	$(341)	$(383)	$16
Investments	(597)	67	(418)	(8)	(238)	(653)	(115)	(555)	17	(419)	213	(601)	(31)

Total	(1,415)	106	(694)	(9)	(818)	(864)	(2)	(874)	12	(1,127)	(128)	(984)	(15)

Interest expense:
Deposits	(504)	51	(432)	(13)	(110)	(1,194)	67	(1,233)	(28)	(1,483)	200	(1,610)	(73)
Borrowings	(107)	(113)	32	(17)	(9)	(227)	(228)	2	(1)	(246)	(252)	10	(4)

Total	(611)	(62)	(400)	(30)	(119)	(1,421)	(161)	(1,231)	(29)	(1,729)	(52)	(1,600)	(77)

Increase (decrease) in net interest and dividend income	$(804)	$168	$(294)	$21	$(699)	$557	$159	$357	$41	$602	$(76)	$616	$62

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at the dates indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived using average daily balances.

	Eleven Months Ended March 31,			Year Ended April 30,
	2012			2011			2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$126,006	$6,375	5.52%	$125,333	$7,193	5.74%	$123,447	$7,404	6.00%	$128,870	$8,112	6.29%
Investments	105,782	2,625	2.48	100,176	3,222	3.22	101,731	3,875	3.81	96,605	4,294	4.44

Total interest-earning assets	$231,788	9,000	4.24	$225,509	10,415	4.62	$225,178	11,279	5.01	$225,475	12,406	5.50

Interest-bearing liabilities:
Deposits	$226,181	$1,207	0.58	$219,644	1,711	0.78	$214,700	2,905	1.35	$205,348	4,388	2.14
Borrowings	2,309	100	4.72	5,051	207	4.10	10,634	434	4.08	16,904	680	4.02

Total interest-bearing liabilities	$228,490	1,307	0.62	$224,695	1,918	0.85	$225,334	3,339	1.48	$222,252	5,068	2.28

Net interest income		7,693			$8,497			$7,940			$7,338

Interest rate spread			3.62%			3.77%			3.53%			3.22%

Ratio of average interest-earning assets to average interest-bearing liabilities			101.44%			100.36%			99.93%			101.45%

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

Regulatory Reform Under the Dodd-Frank Act

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. The Dodd-Frank Act requires the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be included. The revised capital requirements are subject to certain grandfathering and transition rules. See “Regulation and Supervision of the Bank – Capital Requirements.”

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank – Prompt Corrective Regulatory Action.” The Federal Reserve Board has a policy under which bank holding companies are required to serve as a source of strength for their depository subsidiaries by providing capital, liquidity and other resources in times of financial distress. The Dodd-Frank Act codified the source of strength doctrine and requires the issuance of implementing regulations.

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

The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricted the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act required chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerated the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increased the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the Transition Period in this Annual Report on Form 10-K. The Company is currently considered a smaller reporting company with the SEC and is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank, the Bank’s excess deposit insurer. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the period from May 1, 2011 to March 31, 2012 was $29,000.

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

At March 31, 2012, the Bank’s ratio of core Tier 1 capital to total average assets was 8.4%, its ratio of Tier 1 capital to risk-weighted assets was 16.0% and its ratio of total risk-based capital to risk-weighted assets was 17.0%. Capital ratios for the Company were 8.4%, 15.9% and 16.9%, respectively.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2012, the Bank had equity securities with a market value of $74,000, which were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and assessment rates ranged from seven to 77.5 basis points of assessable deposits. On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the 11 months ended March 31, 2012 averaged approximately 0.8 basis point of assessable deposits. The assessment rate at March 31, 2012 was 0.7 basis points.

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

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note P of Notes to Consolidated Financial Statements in the 2012 Annual Report to Stockholders.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating to $71.0 million less an exemption of $11.5 million (which may be adjusted annually by the FRB), the reserve requirement is 3%; and for accounts greater than $71.0 million, the reserve requirement is 10% (which may be adjusted annually by the FRB between 8% and 14%) of the portion in excess of $71.0 million. The Bank is in compliance with these requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2012 of $1.4 million.

For the years ended April 30, 2011, 2010 and 2009, and for the Transition Period, cash dividends from the FHLB of Boston to the Bank amounted to $1,000, $0, $39,000, and $6,000, respectively. Further, there can be no assurance that the impact of economic events or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

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

State Taxation. For the Transition Period, the Massachusetts excise tax rate for co-operative banks was 9.5% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

Employees

At March 31, 2012, the Bank employed 58 full-time and 16 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

The executive officers of the Company are as follows:

Name	Age at March 31, 2012	Positions Currently Held

Edward M. Pratt	58	President and Chief Executive Officer of the Company and the Bank and Clerk of the Bank

John J. Biggio	58	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	50	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	57	Vice President, Retail Banking of the Bank

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

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one- to four-family residential mortgage loans. At March 31, 2012, nonresidential real estate and construction loans totaled $50.9 million, which represented 36.9% of total loans.

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

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For the fiscal years ended April 30, 2007, 2008, 2009, 2010 and 2011, our interest rate spread was 2.99%, 2.91%, 3.22%, 3.53% and 3.77%, respectively. For the Transition Period our interest rate spread was 3.62%. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a range of 0 – 0.25% at April 30, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

At March 31, 2012, our allowance for loan losses as a percentage of total loans was 0.88%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank owns six of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2012:

Office Location	Year Opened	Net Book Value at March 31, 2012
		(Dollars in thousands)

Main Office 30 South Main Street Middleboro, MA	1889	$3,220

94 Court Street Plymouth, MA	1974	126

Great Neck Road and Onset Avenue Wareham, MA	1981	416

565 Rounseville Road (1) Rochester, MA	1995	—

5 Scotland Boulevard (2) Bridgewater, MA	1998	316

166 County Street Lakeville, MA	2005	872

2420 Cranberry Highway Wareham, MA	2007	2,389

57-59 Obery Street Plymouth, MA	2009	2,826

(1)	The Bank is a tenant-at-will at its Rochester location.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027.

At March 31, 2012, the total net book value of the Bank’s premises and equipment was $10.7 million. For further information, see Note F of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained under the section captioned “Market for Registrant’s Common Equity and Related Stockholder Matters” in the Company’s 2012 Annual Report to Stockholders (the “Annual Report”) is incorporated herein by reference.

The Company repurchased the following amounts of shares of its common during the fourth quarter of the Transition Period.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

Month #1: January 1, 2012 to January 31, 2012	2,258	$7.93	2,258	54,292

Month #2: February 1, 2012 to February 29, 2012	—	—	—	—

Month #3: March 1, 2012 to March 31, 2012	376	8.24	376	53,916

Total	2,634	$7.97	2,634	53,916

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to Part I, Item 1, “Description of Business – Executive Officers of the Company” of this Form 10-K.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

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

(d)	Equity Compensation Plans

The following table sets forth certain information as of March 31, 2012, with respect to the Company’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	26,885	$13.20	148,820

Equity compensation plans not approved by security holders

Total	26,885	$13.20	148,820

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

Independent Auditors’ Report
Financial Statements:
Consolidated Statements of Financial Condition as of March 31, 2012 and April 30, 2011
Consolidated Statements of Income for the Eleven Months Ended March 31, 2012 and for the Year Ended April 30, 2011
Consolidated Statements of Changes in Stockholders’ Equity for the Eleven Months Ended March 31, 2012 and for the Year Ended April 30, 2011
Consolidated Statements of Cash Flows for the Eleven Months Ended March 31, 2012 and for the Year Ended April 30, 2011
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules – All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits – The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit No.	Description

2	Plan of Acquisition and Reorganization(1)

3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)

3(ii)	Bylaws of Mayflower Bancorp, Inc., as amended(2)

4.1	Stock Certificate for Common Stock of Mayflower Bancorp, Inc.(1)

10.1	Mayflower Co-operative Bank 1987 Stock Option Plan+(1)

10.2	Amended and Restated Mayflower Co-operative Bank 1999 Stock Option Plan+(1)

10.3	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.4	Amended and Restated Employment Agreement between Mayflower Co-operative Bank , Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.6	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.7	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan+(3)

10.8	Mayflower Bancorp, Inc. 2010 Equity Incentive Plan+(4)

13	2012 Annual Report to Stockholders

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Transitional Report on Form 10-KT for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477) filed on February 14, 2012.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.
(4)	Incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of shareholders (File No. 0-52477) filed on July 22, 2010.
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

June 22, 2012	By:	/s/ Edward M. Pratt
Edward M. Pratt
President and Chief Executive Officer
(Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt		Maria Vafiades
	President, Chief Executive		Chief Financial Officer
	Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: June 22, 2012		Date: June 22, 2012

By:	/s/ E. Bradford Buttner	By:	/s/ Richard Amicucci
	E. Bradford Buttner		Richard Amicucci
	Director		Director

Date: June 22, 2012		Date: June 22, 2012

By:	/s/ Charles N. Decas	By:	/s/ Diane A. Maddigan
	Charles N. Decas		Diane A. Maddigan
	Director		Director

Date: June 22, 2012		Date: June 22, 2012

By:	/s/ Edward J. Medeiros	By:	/s/ David R. Smith
	Edward J. Medeiros		David R. Smith
	Director		Director

Date: June 22, 2012		Date: June 22, 2012

By:	/s/ Joseph P. Monteiro	By:	/s/ William H. Fuller
	Joseph P. Monteiro		William H. Fuller
	Director		Director

Date: June 22, 2012		Date: June 22, 2012

By:	/s/ Geoffrey T. Stewart
Geoffrey T. Stewart
Director

Date: June 22, 2012