Form 10-Q
period 2012-06-30
Mayflower Bancorp Inc
filed 2012-08-09
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of July 24, 2012

Common Stock $1.00 par value	2,066,353
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,579	$3,764
Interest-bearing deposits in banks	7,701	8,602

Total cash and cash equivalents	12,280	12,366
Investment securities:
Securities available-for-sale, at fair value	45,073	44,295
Securities held-to-maturity (fair value of $45,955 and $45,379, respectively)	44,468	43,969

Total investment securities	89,541	88,264
Loans receivable, net	133,888	134,331
Accrued interest receivable	802	867
Real estate held for investment	622	628
Real estate acquired by foreclosure	194	194
Premises and equipment, net	10,630	10,717
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,449	1,449
Refundable income taxes	385	596
Deferred income taxes	389	377
Other assets	1,344	1,317

Total assets	$251,973	$251,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$227,214	$226,562
Advances and borrowings	1,000	1,000
Advances from borrowers for taxes and insurance	529	655
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	964	1,344

Total liabilities	229,817	229,671

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	0	0
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,059,930 at June 30, 2012 and 2,063,067 at March 31, 2012	2,060	2,063
Additional paid-in capital	4,329	4,321
Retained earnings	14,945	14,710
Accumulated other comprehensive income	822	790

Total stockholders’ equity	22,156	21,884

Total liabilities and stockholders’ equity	$251,973	$251,555

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited	Three months ended	Three months ended
	June 30, 2012	July 31, 2011
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,780	$1,749
Securities held-to-maturity	293	372
Securities available-for-sale	288	400
Interest-bearing deposits in banks	6	11

Total interest income	2,367	2,532

Interest expense:
Deposits	276	378
Borrowed funds	11	31

Total interest expense	287	409

Net interest income	2,080	2,123

Provision for loan losses	10	57

Net interest income after provision for loan losses	2,070	2,066

Noninterest income:
Loan origination and other loan fees	19	24
Customer service fees	154	170
Gain on sales of mortgage loans	161	77
Gain on sales of investment securities	49	60
Interchange income	61	57
Other	27	22

Total noninterest income	471	410

Noninterest expense:
Compensation and fringe benefits	1,101	1,066
Occupancy and equipment	275	267
FDIC assessment	34	49
Losses and expenses of other real estate owned	4	3
Other	552	561

Total noninterest expense	1,966	1,946

Income before income taxes	575	530
Provision for income taxes	186	171

Net income	$389	$359

Earnings per share (basic)	$0.19	$0.17

Earnings per share (diluted)	$0.19	$0.17

Weighted average basic shares outstanding	2,062	2,074
Diluted effect of outstanding stock options	7	2

Weighted average diluted shares outstanding	2,069	2,076

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited	Three months ended June 30	Three months ended July 31
	2012	2011
	(In thousands)
Net Income	$389	$359

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	97	348
Reclassification adjustment for gains realized in income	(49)	(60)

Net unrealized gains (losses)	48	288
Tax effect	(16)	(112)

Total other comprehensive income	32	176

Comprehensive income	$421	$535

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the three months ended July 31, 2011	0	0	359	0	359

Other comprehensive income	0	0	0	176	176

Grants of restricted common stock	0	4	0	0	4

Stock-based compensation	0	7	0	0	7

Purchase of 3,449 shares of Company stock	(3)	(6)	(21)	0	(30)

Cash dividends ($0.06 per share)	0	0	(125)	0	(125)

BALANCE, July 31, 2011	$2,072	$4,331	$14,275	$890	$21,568

BALANCE, March 31, 2012	$2,063	$4,321	$14,710	$790	$21,884

Net income for the three months ended June 30, 2012	0	0	389	0	389

Other comprehensive income	0	0	0	32	32

Grants of restricted common stock	1	8	0	0	9

Stock-based compensation	0	6	0	0	6

Purchase of 4,005 shares of Company stock	(4)	(6)	(30)	0	(40)

Cash dividends ($0.06 per share)	0	0	(124)	0	(124)

BALANCE, June 30, 2012	$2,060	$4,329	$14,945	$822	$22,156

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three months ended June 30,	Three months ended July 31,
	2012	2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,595	$2,595
Fees and other income received	417	371
Interest paid	(288)	(407)
Cash paid to suppliers and employees	(1,959)	(1,801)
Income taxes paid	(2)	(1)

Net cash provided by operating activities	763	757

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	438	1,793
Purchases of available-for-sale securities	(5,792)	(7,710)
Proceeds from sales, calls, and maturities of available-for-sale securities	5,004	5,974
Purchases of held-to-maturity securities	(4,691)	(7,937)
Proceeds from maturities and calls of held-to-maturity securities	4,136	6,973
Proceeds from sales of real estate acquired by foreclosure	0	105
Purchases of premises and equipment	(28)	(40)
Other - net	(278)	64

Net cash used in investing activities	(1,211)	(778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	652	2,219
Payments on advances and borrowings	0	(1,000)
Net (decrease) increase in advances from borrowers for taxes and insurance	(126)	133
Repurchase of Company stock	(40)	(30)
Dividends paid on common stock	(124)	(125)

Net cash used in financing activities	362	1,197

Net (decrease) increase in cash and cash equivalents	(86)	1,176

Cash and cash equivalents - beginning of period	12,366	11,790

Cash and cash equivalents - end of period	$12,280	$12,966

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

	Three months ended June 30,	Three months ended July 31,
(Unaudited)	2012	2011
	(In Thousands)
Net income	$389	$359

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121	123
Provision for loan losses	10	57
Premium amortization	163	113
Deferred income taxes	(28)	(26)
Gain on sales of investments	(49)	(60)
Grants of restricted stock	9	4
Stock based compensation	6	7
Decrease (increase) in accrued interest receivable	65	(49)
Decrease (increase) in prepaid expenses	40	52
Decrease (increase) in mortgage servicing rights	(2)	0
Decrease (increase) in refundable income taxes	211	134
Increase (decrease) in accrued expenses	(166)	(42)
Increase (decrease) in accrued income taxes	0	62
Increase (decrease) in accrued interest payable	0	1
Increase (decrease) in deferred loan origination fees	(6)	22

Total adjustments	374	398

Net cash provided by operating activities	$763	$757

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain on securities available-for-sale	$48	$288

Proceeds from sales of real estate acquired by foreclosure financed through loans	$0	$616

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

A.	Basis of presentation:

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of and for the 11-month transition period ended March 31, 2012. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

Effective February 2012, Mayflower Bancorp, Inc. changed its fiscal year-end from April 30 to March 31. The accompanying consolidated financial statements are for the period April 1, 2012 through June 30, 2012 as compared to the prior year period May 1, 2011 to July 31, 2011.

B.	Recent Accounting Pronouncements:

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220). This Update states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this Update did not have a material impact on the Company’s consolidated financial position.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at June 30, 2012 and March 31, 2012 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	June 30, 2012
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$11,502	$31	$(2)	$11,531
Municipal obligations	3,078	173	0	3,251
Mortgage-backed and related securities	28,400	1,136	0	29,536
Trust preferred securities	750	0	(34)	716
Equity securities	0	39	0	39

	$43,730	$1,379	$(36)	$45,073

HELD-TO-MATURITY SECURITIES
U.S. Government Agency obligations	$15,999	$35	$(10)	$16,024
Municipal obligations	3,228	241	0	3,469
Mortgage-backed and related securities	25,241	1,237	(16)	26,462

	$44,468	$1,513	$(26)	$45,955

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2012
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$9,004	$16	$(6)	$9,014
Municipal obligations	2,832	171	0	3,003
Mortgage-backed and related securities	30,414	1,079	(6)	31,487
Trust preferred securities	750	0	(33)	717
Equity securities	0	74	0	74

	$43,000	$1,340	$(45)	$44,295

HELD-TO-MATURITY SECURITIES
U.S. Government Agency obligations	$13,394	$38	$(12)	$13,420
Municipal obligations	3,037	240	0	3,277
Mortgage-backed and related securities	27,538	1,173	(29)	28,682

	$43,969	$1,451	$(41)	$45,379

There was no impairment charge recognized against investment securities during the three months ended June 30, 2012 or July 31, 2011.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

D.	Loans Receivable

Loans receivable at June 30, 2012 and March 31, 2012 are summarized as follows:

(In Thousands)	June 30, 2012	March 31, 2012
Mortgage loans on real estate
Residential	$61,371	$60,691
Commercial	43,858	44,273
Construction	7,381	6,605
Home equity loans	2,793	2,821
Home equity lines of credit	16,397	17,271

Total mortgage loans	131,800	131,661

Consumer loans	1,647	1,745
Commercial loans	4,458	4,578

Total loans	137,905	137,984

Less:
Due borrowers on construction and other loans	2,845	2,487
Net deferred loan origination costs	(57)	(51)
Allowance for loan losses	1,229	1,217

	4,017	3,653

Loans receivable, net	$133,888	$134,331

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of June 30, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	June 30, 2012
Allowance for loan losses:
Beginning balance	$182	$585	$65	$246	$114	$25	$0	$1,217
Loans charged off	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	2	0	0	2
Provision for loan losses	2	(6)	3	18	(3)	(4)	0	10

Ending Balance	$184	$579	$68	$264	$113	$21	$0	$1,229

Ending balance: individually evaluated for impairment	$0	$0	$0	$87	$0	$0	$0	$87

Ending balance: collectively evaluated for impairment	$184	$579	$68	$177	$113	$21	$0	$1,142

Loans Receivable: Ending balance	$61,371	$43,858	$4,536	$19,190	$4,458	$1,647	$0	$135,060

Ending balance: individually evaluated for impairment	$0	$0	$0	$87	$0	$0	$0	$87

Ending balance: collectively evaluated for impairment	$61,371	$43,858	$4,536	$19,103	$4,458	$1,647	$0	$134,973

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2012
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$0	$1,214
Loans charged off	(110)	(14)	0	(104)	0	(3)	0	(231)
Recoveries	0	0	0	0	6	0	0	6
Provision for loan losses	119	(36)	(30)	168	(4)	11	0	228

Ending Balance	$182	$585	$65	$246	$114	$25	$0	$1,217

Ending balance: individually evaluated for impairment	$0	$0	$0	$60	$0	$2	$0	$62

Ending balance: collectively evaluated for impairment	$182	$585	$65	$186	$114	$23	$0	$1,155

Loans Receivable:
Ending balance	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$0	$135,497

Ending balance: individually evaluated for impairment	$0	$0	$0	$60	$0	$2	$0	$62

Ending balance: collectively evaluated for impairment	$60,691	$44,073	$4,318	$20,032	$4,578	$1,743	$0	$135,435

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

Impaired loans at June 30, 2012 and March 31, 2012 were as follows:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	June 30, 2012
With no related allowance recorded:
None	$0	$0	$0	$0	$0

With an allowance recorded:
Home equity loans and lines of credit	87	87	87	87	0

Totals:
Home equity loans and lines of credit	87	87	87	87	0

Total impaired loans	$87	$87	$87	$87	$0

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(In Thousands)	March 30, 2012
With no related allowance recorded:
None	$0	$0	$0	$0	$0

With an allowance recorded:
Home equity loans and lines of credit	60	60	60	60	2
Consumer loans	2	2	2	3	0

Totals:
Home equity loans and lines of credit	60	60	60	60	2
Consumer loans	2	2	2	3	0

Total impaired loans	$62	$62	$62	$63	$2

There were no loans modified as troubled debt restructures during the three months ended June 30, 2012. Losses on loans modified as troubled debt restructures, if any, are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of June 30, 2012 and March 31, 2012:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	June 30, 2012		March 31, 2012
Residential mortgages	$280	$0	$282	$0
Commercial mortgages	0	0	0	250
Home equity loans and lines of credit	87	0	30	0

Total	$367	$0	$312	$250

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and March 31, 2012 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	June 30, 2012
Residential Mortgages	$280	$0	$0	$280	$61,091	$61,371
Commercial Mortgages	303	0	0	303	43,555	43,858
Construction Mortgages	0	0	0	0	4,536	4,536
Home Equity Loans and Lines of Credit	0	27	30	57	19,133	19,190
Commercial Loans	93	0	0	93	4,365	4,458
Consumer Loans	0	0	0	0	1,647	1,647

	$676	$27	$30	$733	$134,327	$135,060

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2012
Residential Mortgages	$176	$16	$0	$192	$60,499	$60,691
Commercial Mortgages	0	125	250	375	43,698	44,073
Construction Mortgages	0	250	0	250	4,068	4,318
Home Equity Loans and Lines of Credit	0	67	30	97	19,995	20,092
Commercial Loans	0	0	0	0	4,578	4,578
Consumer Loans	0	2	0	2	1,743	1,745

	$176	$460	$280	$916	$134,581	$135,497

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans.

The following table displays the loan portfolio by credit quality indicators as of June 30, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	June 30, 2012
Pass	$61,091	$41,702	$4,411	$19,103	$4,458	$1,647	$132,412
Special mention	0	971	125	0	0	0	1,096
Substandard	280	1,185	0	0	0	0	1,465
Doubtful	0	0	0	87	0	0	87

	$61,371	$43,858	$4,536	$19,190	$4,458	$1,647	$135,060

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2012
Pass	$60,058	$42,184	$4,068	$20,032	$4,578	$1,743	$132,663
Special mention	351	695	250	0	0	0	1,296
Substandard	282	1,194	0	0	0	0	1,476
Doubtful	0	0	0	60	0	2	62

	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$135,497

E.	Fair Value Measurements

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks, federal funds sold and interest-bearing deposits: The carrying amounts reported in the consolidated statements of financial condition for cash, due from banks, federal funds sold and interest-bearing deposits, approximate those assets’ fair values.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

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

June 30, 2012 and July 31, 2011

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 and March 31, 2012 were as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	June 30, 2012
Financial assets:
Cash and due from banks	$4,579	$4,579	$0	$0
Interest-bearing deposits in banks	7,701	7,701	0	0
Investment securities	89,541	0	91,028	0
Loans, net	133,888	0	0	138,360
Accrued interest receivable	802	0	0	802
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,449	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	141,654	141,654	0	0
Certificates of deposit	85,560	0	86,034	0
Advances and borrowings	1,000	0	1,206	0

	Carrying Amount	Fair Value
(In Thousands)	March 31, 2012
Financial assets:
Cash and due from banks	$3,764	$3,764
Interest-bearing deposits in banks	8,602	8,602
Investment securities	88,264	89,674
Loans, net	134,331	137,875
Accrued interest receivable	867	867
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston	1,449	1,449

Financial liabilities:
Deposits:
Checking, savings and money market accounts	140,020	140,020
Certificates of deposit	86,542	87,048
Advances and borrowings	1,000	1,219

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

F.	Fair Value of Financial Instruments

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

The balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$11,531	$0	$11,531	$0
Municipal obligations	3,251	0	3,251	0
Mortgage-backed and related securities	29,536	0	29,536	0
Trust preferred securities	716	0	716	0
Equity securities	39	0	39	0

Securities available-for-sale	$45,073	$0	$45,073	$0

The balances of assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$87	$0	$87	$0	$0

Real estate acquired by foreclosure	$194	$0	$194	$0	$0

G.	Stock-Based Compensation

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

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of June 30, 2012, 144,700 shares remained unissued and available for award under the Incentive Plan, of which 98,682 are available as restricted stock.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the three months ended June 30, 2012.

During the three months ended June 30, 2012, the Company awarded options to purchase 2,205 shares which vest immediately. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model and amounted to $2.87 for the options granted in May 2012, or $6,000 in total, for the three months ended June 30, 2012. For the prior year quarter ended July 31, 2011, the Company awarded options to purchase 2,395 with an estimated fair value of $2.97 per share, or $7,000 in total. Assumptions used to determine the fair value of stock options granted are as follows:

	Three months ended June 30, 2012	Three Months ended July 31, 2011
	Granted May 2012	Granted June 2011
Weighted average fair value	$2.87	$2.97
Options granted	2,205	2,395
Expected dividend yield	2.89%	2.77%
Risk-free interest rate	1.89%	3.01%
Expected volatility	40.65%	45.10%
Expected life in years	5.00	5.00

Stock option activity was as follows:

	Three months ended June 30, 2012		Three months ended July 31, 2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding beginning of period	26,885	$13.20	24,950	$14.00
Options granted	2,205	9.90	2,395	8.75
Options exercised	0	0.00	0	0.00
Options forfeited	0	0.00	0	0.00

Options outstanding end of period	29,090	$12.95	27,345	$13.54

The Company also granted 1,915 restricted shares in the three months ended June 30, 2012 and 2,425 restricted shares in the three months ended July 31, 2011, which vest over a five year period. Total compensation expense related to all grants was $9,000 for the three months ended June 30, 2012 and $4,000 for the three months ended July 31, 2011.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2012 and July 31, 2011

As of June 30, 2012, the expected future compensation related to restricted stock is approximately $11,000 for each of the next four years.

A summary of restricted stock activity is as follows:

	Three months ended June 30, 2012		Three months ended July 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of period	2,976	$8.59	0	$0.00
Granted	1,915	9.90	2,425	8.75
Vested	(868)	9.26	(485)	8.75
Forfeited	0	0.00	0	0.00

Non-vested end of period	4,023	$9.07	1,940	$8.75

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the 11-month transition period ended March 31, 2012. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

Critical Accounting Policies:

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material effect on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company believes the following are critical accounting policies:

Allowance for loan losses:

The adequacy of the allowance for loan losses is evaluated on a quarterly basis by management and the Company’s Board of Directors. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and the estimated value of any underlying collateral for those loans. The provision for loan losses charged to operations is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. Loans are charged off when management believes the collectability of the principal is unlikely.

The allowance consists of general, allocated and unallocated components, as further discussed below.

General and unallocated components:

The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgages and home equity loans and lines of credit - The Company generally does not generate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in these segments are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial mortgages - Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business operations such as office buildings and industrial facilities. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment.

Construction mortgages - Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property, as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans - Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows generated by the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Allocated component

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for residential mortgages, commercial mortgages, construction mortgages, home equity loans and lines of credit, and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession that the Company would not otherwise consider is made because the borrower is experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). All TDRs are initially classified as impaired.

Allowance for loan losses on off-balance sheet credit exposures:

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

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Whenever a debt or equity security is deemed to be other-than-temporarily impaired as determined by management’s analysis, it is written-down to its current fair market value. Any unfavorable change in general market conditions or the condition of a specific issuer could cause an increase in the Company’s impairment write-downs on investment securities, which would have an adverse effect on the Company’s earnings.

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

At June 30, 2012 and March 31, 2012, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At June 30, 2012, the Company’s total assets were $252.0 million as compared to $251.6 million at March 31, 2012, an increase of $418,000. During the three months ended June 30, 2012, total investment securities increased by $1.3 million, while net loans receivable decreased by $443,000.

Net loans receivable were $133.9 million at June 30, 2012, compared to $134.3 million at March 31, 2012, a decrease of $443,000. This decrease was primarily due to a reduction of $902,000 in home equity loans and lines of credit, a decrease of $535,000 in commercial loan and mortgage balances, and a decrease of $98,000 in consumer loans. These decreases were offset by an increase of $680,000 in residential mortgages, a result of a management decision to retain certain fixed rate residential mortgages in portfolio, and an increase of $418,000 in net construction loans outstanding.

During the three months ended June 30, 2012, continued historically low interest rates spurred strong residential mortgage financing activity, as the Company originated $10.1 million in residential mortgages as compared to $4.8 million originated for the three months ended July 31, 2011. Also during the three months, the Company sold $6.4 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $161,000, compared to sales of $4.1 million for the prior year period, which resulted in gains of $77,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $680,000 increase in residential loan balances as compared to March 31, 2012.

During the three months ended June 30, 2012, total investments increased by $1.3 million as the Company redeployed available cash to the investment portfolio.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of June 30, 2012, non-performing assets totaled $561,000, compared to $506,000 at March 31, 2012. The increase in non-performing assets is comprised of an increase of $55,000 in non-performing loans. During the period, two home equity lines of credit with aggregate balances approximating $57,000 that were not considered non-performing as of March 31, 2012 were classified as non-performing. At June 30, 2012, non-performing assets represented 0.22% of total assets compared to 0.20% of total assets at March 31, 2012.

At June 30, 2012, the Company’s allowance for loan losses was $1,229,000, which represented an allowance of 0.92% of net loans receivable and 334.9% of non-performing loans at that date. This compares to a balance of $1,217,000 at March 31, 2012, which represented 0.91% of net loans receivable and 390.1% of non-performing loans. During the three months ended June 30, 2012, the Company provided $10,000 to augment the reserve and recovered $2,000 in commercial loans previously charged off. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

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

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at June 30, 2012 and March 31, 2012. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the three months ended June 30, 2012, total deposits, after interest credited, increased by $652,000 due primarily to an increase of $989,000 in checking and savings accounts and an increase of $645,000 in money market deposits. These increases were partially offset by a decrease of $982,000 in certificate of deposit balances. The reduction in certificates of deposit was a result of reduced interest rates paid on these accounts. Additionally, during the three months ended June 30, 2012, advances and borrowings outstanding remained constant at $1.0 million.

Total stockholders’ equity increased by $272,000 when compared to March 31, 2012. The increase in total equity is due to net income for the three months of $389,000 and stock-based compensation credits totaling $15,000. Those increases in total equity were partially offset during the three-month period by dividends paid of $0.06 per share totaling $124,000 and Company stock repurchases totaling $40,000. Additionally, total equity increased by $32,000 due to an increase in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended June 30, 2012 and July 31, 2011.

General:

Net income for the three months ended June 30, 2012 was $389,000 compared with net income of $359,000 for the three months ended July 31, 2011, an increase of $30,000 or 8.4%. Net interest income decreased by $43,000, the provision for loan losses decreased by $47,000, total non-interest income increased by $61,000, and total non-interest expense increased by $20,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. As compared to the quarter ended July 31, 2011, during the three months ended June 30, 2012, the Company’s net interest margin decreased from 3.59% to 3.53%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets.

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

	Three months ended June 30, 2012			Three months ended July 31, 2011
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$136,564	$1,780	5.21%	$124,073	$1,749	5.64%
Investment securities	88,845	581	2.62%	94,923	772	3.25%
Interest-bearing deposits in banks	10,070	6	0.24%	17,629	11	0.25%

All interest-earning assets	$235,479	2,367	4.02%	$236,625	2,532	4.28%

Interest-bearing liabilities:
Deposits	$229,559	276	0.48%	$232,065	378	0.65%
Borrowed funds	1,000	11	4.40%	2,663	31	4.66%

All interest-bearing liabilities	$230,559	287	0.50%	$234,728	409	0.70%

Net interest income		$2,080			$2,123

Weighted average interest rate spread (2)			3.52%			3.58%

Net interest margin			3.53%			3.59%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended June 30 2012 vs. Three months ended July 31 2011
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$31	$176	$(132)	$(13)
Investment securities	(191)	(49)	(151)	9
Interest-bearing deposits in banks	(5)	(5)	0	0

Total	(165)	122	(283)	(4)

Interest expense:
Deposits	(102)	(4)	(99)	1
Borrowed funds	(20)	(19)	(2)	1

Total	(122)	(23)	(101)	2

Increase (decrease) in net interest income	$(43)	$145	$(182)	$(6)

Interest and Dividend Income:

Total interest and dividend income decreased by $165,000, or 6.5%, to $2.4 million for the three months ended June 30, 2012. Interest income from loans increased by $31,000. This increase was due to an increase of $12.5 million in the average balance of loans outstanding, offset by a reduction in the average rate earned on loans, from 5.64% to 5.21% on an annualized basis. Interest and dividend income on investment securities decreased by $191,000 as a result of a decrease in the average yield earned, from 3.25% in the quarter ended July 31, 2011 to 2.62% in the quarter ended June 30, 2012, coupled with a decrease of $6.1 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $5,000 due to a decrease of $7.6 million in their average balance.

Interest Expense:

Interest expense decreased by $122,000, or 29.8%, to $287,000 for the three months ended June 30, 2012. Interest expense on deposits decreased by $102,000 as a result of a decrease in the average rate paid, from 0.65% to 0.48%, coupled with a decrease of $2.5 million in the average balance of deposits. Interest expense on borrowed funds decreased by $20,000, or 64.5%, for the three months ended June 30, 2012. This decrease was due to a reduction of $1.7 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.66% in the July 2011 three-month period to 4.40% in the June 2012 three-month period.

Provision for Loan Losses:

The provision for loan losses was $10,000 for the quarter ended June 30, 2012, compared to $57,000 for the quarter ended July 31, 2011. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $61,000 for the three months ended June 30, 2012 as compared to the three months ended July 31, 2011. This increase was primarily due to an increase of $84,000 in gain on sales of mortgage loans. Additionally, interchange income increased by $4,000 and other income increased by $5,000. These increases were offset by a decrease of $16,000 in customer service fees due to reduced overdraft fees and ATM surcharges. Also, gain on sales of investment securities decreased by $11,000 and loan origination and other loan fees decreased by $5,000, a result of additional amortization expense recorded on the mortgage servicing asset in the current quarter.

Non-interest Expense:

Total non-interest expense increased by $20,000 or 1.0% for the quarter ended June 30, 2012. This increase was primarily a result of an increase of $35,000 in compensation and fringe benefit expense, an increase of $8,000 in occupancy and equipment expense, and an increase of $1,000 in losses and expenses of other real estate owned expense. These increases were partially offset by a decrease of $15,000 in FDIC assessment expense and a decrease of $9,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $15,000 for the three months ended June 30, 2012 when compared to the three months ended July 31, 2011, due to the increase in net income before taxes. Effective income tax rates were 32.3% and 32.3%, respectively, in the 2012 and 2011 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-bank investment subsidiary which is taxed, for state tax purposes, at a lower rate and tax-exempt interest income.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the 11-month transition period ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
April 1-30, 2012	—	$—	—	53,916
May 1-31, 2012	3,309	10.22	3,309	50,607
June 1-30, 2012	696	10.30	2,258	49,911

TOTAL	4,005	$10.23	4,005	49,911

(1)	On October 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: August 9, 2012

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)