Form 10-Q
period 2012-09-30
Mayflower Bancorp Inc
filed 2012-11-09
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 24, 2012

Common Stock $1.00 par value	2,064,106
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,627	$3,764
Interest-bearing deposits in banks	12,112	8,602

Total cash and cash equivalents	15,739	12,366
Investment securities:
Securities available-for-sale, at fair value	42,341	44,295
Securities held-to-maturity (fair value of $45,273 and $45,379, respectively)	43,659	43,969

Total investment securities	86,000	88,264
Loans receivable, net	133,625	134,331
Accrued interest receivable	813	867
Real estate held for investment	617	628
Real estate acquired by foreclosure	314	194
Premises and equipment, net	10,660	10,717
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,449	1,449
Refundable income taxes	183	596
Deferred income taxes	345	377
Other assets	1,234	1,317

Total assets	$251,428	$251,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$226,023	$226,562
Advances and borrowings	1,000	1,000
Advances from borrowers for taxes and insurance	713	655
Allowance for loan losses on off-balance sheet credit exposures	110	110
Accrued expenses and other liabilities	1,063	1,344

Total liabilities	228,909	229,671

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,058,422 at September 30, 2012 and 2,063,067 at March 31, 2012	2,058	2,063
Additional paid-in capital	4,383	4,321
Retained earnings	15,178	14,710
Accumulated other comprehensive income	900	790

Total stockholders’ equity	22,519	21,884

Total liabilities and stockholders’ equity	$251,428	$251,555

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Unaudited	Three months ended		Six months ended
	September 30, 2012	October 31, 2011	September 30, 2012	October 31, 2011
	(In Thousands Except Per Share Data)		(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,738	$1,719	$3,518	$3,468
Securities held-to-maturity	275	354	568	726
Securities available-for-sale	259	381	547	781
Interest-bearing deposits in banks	5	7	11	18

Total interest income	2,277	2,461	4,644	4,993

Interest expense:
Deposits	257	336	533	714
Borrowed funds	12	30	23	61

Total interest expense	269	366	556	775

Net interest income	2,008	2,095	4,088	4,218

Provision for loan losses	20	50	30	107

Net interest income after provision for loan losses	1,988	2,045	4,058	4,111

Noninterest income:
Loan origination and other loan fees	41	27	60	51
Customer service fees	145	161	299	331
Gain on sales of mortgage loans	216	57	377	134
Gain on sales of investment securities	70	74	119	134
Interchange income	63	56	124	113
Other	32	22	59	44

Total noninterest income	567	397	1,038	807

Noninterest expense:
Compensation and fringe benefits	1,082	1,092	2,183	2,158
Occupancy and equipment	247	267	522	534
FDIC assessment	35	34	69	83
Losses and expenses of other real estate owned	5	18	9	21
Other	606	590	1,158	1,151

Total noninterest expense	1,975	2,001	3,941	3,947

Income before income taxes	580	441	1,155	971
Provision for income taxes	205	148	391	319

Net income	$375	$293	$764	$652

Earnings per share (basic)	$0.18	$0.14	$0.37	$0.31

Earnings per share (diluted)	$0.18	$0.14	$0.37	$0.31

Weighted average basic shares outstanding	2,059	2,071	2,060	2,073
Diluted effect of outstanding stock options	7	5	6	4

Weighted average diluted shares outstanding	2,066	2,076	2,066	2,077

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Unaudited	Six months ended
	September 30, 2012	October 31, 2011
	(In thousands)
Net Income	$764	$652

Other comprehensive income:
Unrealized holding gains on available-for-sale securities	289	343
Reclassification adjustment for gains realized in income	(119)	(134)

Net unrealized gains (losses)	170	209
Tax effect	(60)	(79)

Total other comprehensive income	110	130

Comprehensive income	$874	$782

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Unaudited	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the six months ended October 31, 2011	—	—	652	—	652
Other comprehensive income	—	—	—	130	130
Grants of restricted common stock	1	5	—	—	6
Stock-based compensation	—	11	—	—	11
Purchase of 5,829 shares of Company stock	(6)	(9)	(35)	—	(50)
Cash dividends ($ 0.12 per share)	—	—	(249)	—	(249)

BALANCE, October 31, 2011	$2,070	$4,333	$14,430	$844	$21,677

BALANCE, March 31, 2012	$2,063	$4,321	$14,710	$790	$21,884

Net income for the six months ended September 30, 2012	—	—	764	—	764
Other comprehensive income	—	—	—	110	110
Grants of restricted common stock	1	15	—	—	16
Stock-based compensation	—	58	—	—	58
Purchase of 6,262 shares of Company stock	(6)	(11)	(48)	—	(65)
Cash dividends ($ 0.12 per share)	—	—	(248)	—	(248)

BALANCE, September 30, 2012	$2,058	$4,383	$15,178	$900	$22,519

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited	Six months ended
	September 30, 2012	October 31, 2011
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$5,022	$5,286
Fees and other income received	908	704
Interest paid	(554)	(780)
Cash paid to suppliers and employees	(3,594)	(3,569)
Income taxes paid	(6)	(423)

Net cash provided by operating activities	1,776	1,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	687	2,602
Purchases of available-for-sale securities	(12,291)	(16,305)
Proceeds from sales, calls, and maturities of available-for-sale securities	14,326	15,352
Purchases of held-to-maturity securities	(12,719)	(18,642)
Proceeds from maturities and calls of held-to-maturity securities	12,913	17,699
Proceeds from sales of real estate acquired by foreclosure	—	125
Capital additions to real estate acquired by foreclosure	(120)	—
Purchases of premises and equipment	(172)	(58)
Other - net	(233)	127

Net cash provided by investing activities	2,391	900

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(539)	3,530
Payments on advances and borrowings	—	(1,000)
Net increase in advances from borrowers for taxes and insurance	58	286
Repurchase of Company stock	(65)	(50)
Dividends paid on common stock	(248)	(249)

Net cash (used in) provided by financing activities	(794)	2,517

Net increase in cash and cash equivalents	3,373	4,635

Cash and cash equivalents - beginning of period	12,366	11,790

Cash and cash equivalents - end of period	$15,739	$16,425

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

Unaudited	Six months ended
	September 30, 2012	October 31, 2011
	(In Thousands)
Net income	$764	$652

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240	245
Provision for loan losses	30	107
Premium amortization	324	250
Deferred income taxes	(28)	(26)
Gain on sales of investments	(119)	(134)
Grants of restricted stock	16	6
Stock based compensation	58	11
Decrease (increase) in accrued interest receivable	54	44
Decrease (increase) in prepaid expenses	122	99
Decrease (increase) in mortgage servicing rights	(3)	21
Decrease (increase) in refundable income taxes	413	(78)
Increase (decrease) in accrued expenses	(86)	(4)
Increase (decrease) in accrued interest payable	2	(5)
Increase (decrease) in deferred loan origination fees	(11)	30

Total adjustments	1,012	566

Net cash provided by operating activities	$1,776	$1,218

SUPPLEMENTAL DISCLOSURES:

Total increase in unrealized gain on securities available-for-sale	$170	$209

Proceeds from sales of real estate acquired by foreclosure financed through loans	$—	$831

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

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

Effective February 2012, Mayflower Bancorp, Inc. changed its fiscal year-end from April 30 to March 31. As such, the accompanying consolidated financial statements are for the three and six month periods ended September 30, 2012 as compared to three and six month periods ended October 31, 2011.

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

September 30, 2012 and October 31, 2011

C.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at September 30, 2012 and March 31, 2012 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	September 30, 2012
		(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$12,004	$37	$—	$12,041
Municipal obligations	3,073	187	—	3,260
Mortgage-backed and related securities	25,049	1,204	—	26,253
Trust preferred securities	750	1	(4)	747
Equity securities	—	40	—	40

	$40,876	$1,469	$(4)	$42,341

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$16,497	$34	$—	$16,531
Municipal obligations	3,225	259	—	3,484
Mortgage-backed and related securities	23,937	1,336	(15)	25,258

	$43,659	$1,629	$(15)	$45,273

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2012
		(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$9,004	$16	$(6)	$9,014
Municipal obligations	2,832	171	—	3,003
Mortgage-backed and related securities	30,414	1,079	(6)	31,487
Trust preferred securities	750	—	(33)	717
Equity securities	—	74	—	74

	$43,000	$1,340	$(45)	$44,295

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$13,394	$38	$(12)	$13,420
Municipal obligations	3,037	240	—	3,277
Mortgage-backed and related securities	27,538	1,173	(29)	28,682

	$43,969	$1,451	$(41)	$45,379

There was no impairment charge recognized against investment securities during the six months ended September 30, 2012 or October 31, 2011.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

D.	Loans Receivable

Loans receivable at September 30, 2012 and March 31, 2012 are summarized as follows:

(In Thousands)	September 30, 2012	March 31, 2012
Mortgage loans on real estate
Residential	$62,533	$60,691
Commercial	43,010	44,273
Construction	6,850	6,605
Home equity loans	2,553	2,821
Home equity lines of credit	15,838	17,271

Total mortgage loans	130,784	131,661

Consumer loans	1,572	1,745
Commercial loans	4,610	4,578

Total loans	136,966	137,984

Less:
Due borrowers on construction and other loans	2,208	2,487
Net deferred loan origination costs	(61)	(51)
Allowance for loan losses	1,194	1,217

	3,341	3,653

Loans receivable, net	$133,625	$134,331

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of September 30, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	September 30, 2012
Allowance for loan losses:
Beginning balance	$182	$585	$65	$246	$114	$25	$—	$1,217
Loans charged off	—	—	—	(57)	—	—	—	(57)
Recoveries	—	—	—	1	3	—	—	4
Provision for loan losses	(24)	(29)	(7)	98	(3)	(5)	—	30

Ending Balance	$158	$556	$58	$288	$114	$20	$—	$1,194

Ending balance: individually evaluated for impairment	$—	$—	$—	$30	$—	$—	$—	$30

Ending balance: collectively evaluated for impairment	$158	$556	$58	$258	$114	$20	$—	$1,164

Loans Receivable: Ending balance	$62,533	$43,010	$4,642	$18,391	$4,610	$1,572	$—	$134,758

Ending balance: individually evaluated for impairment	$—	$1,478	$—	$30	$93	$—	$—	$1,601

Ending balance: collectively evaluated for impairment	$62,533	$41,532	$4,642	$18,361	$4,517	$1,572	$—	$133,157

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2012
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$—	$1,214
Loans charged off	(110)	(14)	—	(104)	—	(3)	—	(231)
Recoveries	—	—	—	—	6	—	—	6
Provision for loan losses	119	(36)	(30)	168	(4)	11	—	228

Ending Balance	$182	$585	$65	$246	$114	$25	$—	$1,217

Ending balance: individually evaluated for impairment	$—	$—	$—	$60	$—	$2	$—	$62

Ending balance: collectively evaluated for impairment	$182	$585	$65	$186	$114	$23	$—	$1,155

Loans Receivable: Ending balance	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$—	$135,497

Ending balance: individually evaluated for impairment	$—	$—	$—	$60	$—	$2	$—	$62

Ending balance: collectively evaluated for impairment	$60,691	$44,073	$4,318	$20,032	$4,578	$1,743	$—	$135,435

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

Impaired loans at September 30, 2012 and March 31, 2012 were as follows:

	September 30, 2012			Six Months Ended September 30, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial mortgages	$301	$301	$—	$303	$9
Commercial loans	93	93	—	93	—

With an allowance recorded:
Home equity loans and lines of credit	30	30	30	30	—

Totals:
Commercial mortgages	$301	$301	$—	$303	$9
Commercial loans	93	93	—	93	—
Home equity loans and lines of credit	30	30	30	30	—

Total impaired loans	$424	$424	$30	$426	$9

	March 31, 2012			Eleven Months Ended March 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
None	$—	$—	$—	$—	$—

With an allowance recorded:
Home equity loans and lines of credit	60	60	60	60	2
Consumer loans	2	2	2	3	—

Totals:
Home equity loans and lines of credit	$60	$60	$60	$60	$2
Consumer loans	2	2	2	3	—

Total impaired loans	$62	$62	$62	$63	$2

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of September 30, 2012 and March 31, 2012:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	September 30, 2012		March 31, 2012
Residential mortgages	$—	$—	$282	$—
Commercial mortgages	93	—	—	250
Home equity loans and lines of credit	30	—	30	—

Total	$123	$—	$312	$250

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and March 31, 2012 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	September 30, 2012
Residential Mortgages	$—	$—	$—	$—	$62,533	$62,533
Commercial Mortgages	224	—	—	224	42,786	43,010
Construction Mortgages	—	—	—	—	4,642	4,642
Home Equity Loans and Lines of Credit	94	—	30	124	18,267	18,391
Commercial Loans	5	—	93	98	4,512	4,610
Consumer Loans	1	—	—	1	1,571	1,572

	$324	$—	$123	$447	$134,311	$134,758

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2012
Residential Mortgages	$176	$16	$—	$192	$60,499	$60,691
Commercial Mortgages	—	125	250	375	43,698	44,073
Construction Mortgages	—	250	—	250	4,068	4,318
Home Equity Loans and Lines of Credit	—	67	30	97	19,995	20,092
Commercial Loans	—	—	—	—	4,578	4,578
Consumer Loans	—	2	—	2	1,743	1,745

	$176	$460	$280	$916	$134,581	$135,497

As of September 30, 2012, the Company had one commercial mortgage that has been classified as a troubled debt restructure. The pre-modification and post-modification recorded investment of this loan was $303,000. A rate reduction of 2.0% and a maturity extension of 4 years was granted. Because repayment of the mortgage is expected to be provided solely by the operation of the underlying collateral, management used the fair value of the collateral to measure impairment. As of September 30, 2012, the current balance of this loan is $301,000 and the loan is in compliance with its modified terms.

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

September 30, 2012 and October 31, 2011

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

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans.

The following table displays the loan portfolio by credit quality indicators as of September 30, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	September 30, 2012
Pass	$62,533	$39,805	$4,642	$18,361	$4,610	$1,572	$131,523
Special mention	—	2,028	—	—	—	—	2,028
Substandard	—	1,177	—	—	—	—	1,177
Doubtful	—	—	—	30	—	—	30

	$62,533	$43,010	$4,642	$18,391	$4,610	$1,572	$134,758

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2012
Pass	$60,058	$42,184	$4,068	$20,032	$4,578	$1,743	$132,663
Special mention	351	695	250	—	—	—	1,296
Substandard	282	1,194	—	—	—	—	1,476
Doubtful	—	—	—	60	—	2	62

	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$135,497

E.	Fair Value Measurements

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

The estimated fair values of the Company’s financial instruments at September 30, 2012 and March 31, 2012 were as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	September 30, 2012
Financial assets:
Cash and due from banks	$3,627	$3,627	$—	$—
Interest-bearing deposits in banks	12,112	12,112	—	—
Investment securities	86,000	—	87,614	—
Loans, net	133,625	—	—	138,724
Accrued interest receivable	813	—	—	813
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,449	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	143,574	143,574	—	—
Certificates of deposit	82,449	—	82,887	—
Advances and borrowings	1,000	—	1,197	—

	Carrying Amount	Fair Value
(In Thousands)	March 31, 2012
Financial assets:
Cash and due from banks	$3,764	$3,764
Interest-bearing deposits in banks	8,602	8,602
Investment securities	88,264	89,674
Loans, net	134,331	137,875
Accrued interest receivable	867	867
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston	1,449	1,449

Financial liabilities:
Deposits:
Checking, savings and money market accounts	140,020	140,020
Certificates of deposit	86,542	87,048
Advances and borrowings	1,000	1,219

F.	Fair Value of Financial Instruments

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

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

Real estate acquired by foreclosure: From time to time, the Company records non-recurring fair value adjustments to foreclosed real estate to reflect partial write-downs based on observable market prices or current appraised values.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

The balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$12,041	$—	$12,041	$—
Municipal obligations	3,260	—	3,260	—
Mortgage-backed and related securities	26,253	—	26,253	—
Trust preferred securities	747	—	747	—
Equity securities	40	—	40	—

Securities available-for-sale	$42,341	$—	$42,341	$—

The balances of assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$424	$—	$424	$—	$—

Real estate acquired by foreclosure	$314	$—	$314	$—	$—

G.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. In 1999, the Company adopted a Stock Option and Incentive Plan for the benefit of officer and non-officer employees and directors of the Company. Shares reserved under this plan totaled 99,750 shares of authorized but unissued common stock. This plan expired in 2009. All remaining awards outstanding under this plan were granted in December 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of September 30, 2012, 124,650 shares remained unissued and available for award under the Incentive Plan, of which 96,282 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the six months ended September 30, 2012 or October 31, 2011.

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended
	September 30, 2012	October 31, 2011
Weighted average fair value	$2.92	$2.72
Total options granted	19,855	3,935
Expected dividend yield	3.31%	2.75%
Risk-free interest rate	1.69%	2.75%
Expected volatility	41.95%	42.25%
Expected life in years	5.00	5.00

Stock option compensation expense was $58,000 for the six months ended September 30, 2012 and $11,000 for the six months ended October 31, 2011.

Stock option activity was as follows:

	Six months ended
	September 30, 2012		October 31, 2011
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding beginning of period	26,885	$13.20	24,950	$14.00
Options granted	19,855	10.28	3,935	8.57
Options exercised	—	—	—	—
Options forfeited	(1,000)	14.00	(2,000)	14.00

Options outstanding end of period	45,740	$11.92	26,885	$13.20

The Company also granted 4,315 restricted shares in the six months ended September 30, 2012 and 3,720 restricted shares in the six months ended October 31, 2011, which vest over a five year period. Total compensation expense related to all grants was $16,000 for the six months ended September 30, 2012 and $6,000 for the six months ended October 31, 2011.

As of September 30, 2012, the expected future compensation related to restricted stock is approximately $17,000 for each of the next three years and $9,000 in the fourth year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2012 and October 31, 2011

A summary of restricted stock activity is as follows:

	Six months ended
	September 30, 2012		October 31, 2011
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of period	2,976	$8.59	—	$—
Granted	4,315	9.88	3,720	8.59
Vested	(1,607)	9.28	(744)	8.59
Forfeited	—	—	—	—

Non-vested end of period	5,684	$9.37	2,976	$8.59

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgages and home equity loans and lines of credit - The Company generally does not generate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in these segments are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, could have an effect on the credit quality in this segment.

Commercial mortgages - Loans in this segment are primarily income-producing properties such as apartment buildings and properties used for business operations such as office buildings and industrial facilities. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment.

Construction mortgages - Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property, as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial loans - Loans in this segment are made to businesses and are generally secured by the assets of the business. Repayment is expected from the cash flows generated by the business. A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

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

At September 30, 2012 and March 31, 2012, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At September 30, 2012, the Company’s total assets were $251.4 million as compared to $251.6 million at March 31, 2012, a decrease of $127,000. During the six months ended September 30, 2012, total investment securities decreased by $2.3 million, net loans receivable decreased by $706,000, and cash and cash equivalents increased by $3.4 million.

Net loans receivable were $133.6 million at September 30, 2012, compared to $134.3 million at March 31, 2012, a decrease of $706,000. This decrease was primarily due to a reduction of $1.7 million in home equity loans and lines of credit, a decrease of $1.0 million in commercial loans and mortgages, and a decrease of $173,000 in consumer loans. These decreases were offset by an increase of $1.8 million in residential mortgages, a result of a management decision to retain certain fixed rate residential mortgages in portfolio, and an increase of $324,000 in net construction loans outstanding.

During the six months ended September 30, 2012, continued historically low interest rates spurred strong residential mortgage refinancing activity, as the Company originated $21.2 million in residential mortgages as compared to $12.2 million originated for the six months ended October 31, 2011. Also during the six months, the Company sold $12.4 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $377,000, compared to sales of $7.3 million for the prior year period, which resulted in gains of $134,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $1.8 million increase in residential loan balances as compared to March 31, 2012.

During the six months ended September 30, 2012, total investment securities decreased by $2.3 million and cash and cash equivalents increased by $3.4 million.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of September 30, 2012, non-performing assets totaled $437,000, compared to $506,000 at March 31, 2012. The decrease in non-performing assets is comprised of a decrease of $189,000 in non-performing loans, as offset by an increase of $120,000 in real estate acquired by foreclosure. During the period, one residential mortgage was returned to performing status and one commercial loan secured by the borrower’s residence was classified as non-performing. At September 30, 2012, non-performing assets represented 0.17% of total assets compared to 0.20% of total assets at March 31, 2012.

At September 30, 2012, the Company’s allowance for loan losses was $1,194,000, which represented an allowance of 0.89% of net loans receivable and 970.7% of non-performing loans at that date. This compares to a balance of $1,217,000 at March 31, 2012, which represented 0.91% of net loans receivable and 390.1% of non-performing loans. During the six months ended September 30, 2012, the Company charged off $57,000 in home equity loans and lines of credit, while providing $30,000 to augment the reserve. Recoveries during the six months ended September 30, 2012 were $3,000 in commercial loans and $1,000 in home equity loans and lines of credit previously charged off. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

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

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (shown separately on the balance sheet). This allowance totaled $110,000 at September 30, 2012 and March 31, 2012. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the six months ended September 30, 2012, total deposits, after interest credited, decreased by $539,000, consisting of a decrease of $4.1 million in certificate of deposit balances, offset by an increase of $3.5 million in checking and savings accounts. Additionally, during the six months ended September 30, 2012, advances and borrowings outstanding remained constant at $1.0 million.

Total stockholders’ equity increased by $635,000 when compared to March 31, 2012. The increase in total equity is due to net income for the six months of $764,000 and stock-based compensation credits totaling $74,000. Those increases in total equity were partially offset during the six-month period by dividends paid of $0.12 per share totaling $248,000 and Company stock repurchases totaling $65,000. Additionally, total equity increased by $110,000 due to an increase in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended September 30, 2012 and October 31, 2011:

General:

Net income for the three months ended September 30, 2012 was $375,000 compared with net income of $293,000 for the three months ended October 31, 2011, an increase of $82,000 or 28.0%. Net interest income decreased by $87,000, the provision for loan losses decreased by $30,000, total non-interest income increased by $170,000, and total non-interest expense decreased by $26,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. As compared to the quarter ended October 31, 2011, during the three months ended September 30, 2012, the Company’s net interest margin decreased from 3.66% to 3.45%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets.

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

	Three months ended
	September 30, 2012			October 31, 2011
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$135,380	$1,738	5.14%	$123,126	$1,719	5.58%
Investment securities	87,929	534	2.43%	93,761	735	3.14%
Interest-bearing deposits in banks	9,287	5	0.22%	12,087	7	0.23%

All interest-earning assets	$232,596	2,277	3.92%	$228,974	2,461	4.30%

Interest-bearing liabilities:
Deposits	$225,607	257	0.46%	$223,331	336	0.60%
Borrowed funds	1,000	12	4.80%	2,501	30	4.80%

All interest-bearing liabilities	$226,607	269	0.47%	$225,832	366	0.65%

Net interest income		$2,008			$2,095

Weighted average interest rate spread (2)			3.45%			3.65%

Net interest margin			3.45%			3.66%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended September 30, 2012 vs. Three months ended October 31, 2011
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$19	$171	$(138)	$(14)
Investment securities	(201)	(46)	(165)	10
Interest-bearing deposits in banks	(2)	(2)	—	—

Total	(184)	123	(303)	(4)

Interest expense:
Deposits	(79)	3	(81)	(1)
Borrowed funds	(18)	(18)	—	—

Total	(97)	(15)	(81)	(1)

Increase (decrease) in net interest income	$(87)	$138	$(222)	$(3)

Interest and Dividend Income:

Total interest and dividend income decreased by $184,000, or 7.5%, to $2.3 million for the three months ended September 30, 2012. Interest income from loans increased by $19,000. This increase was due to an increase of $12.3 million in the average balance of loans outstanding, offset by a reduction in the average rate earned on loans, from 5.58% to 5.14% on an annualized basis. Interest and dividend income on investment securities decreased by $201,000 as a result of a decrease in the average yield earned, from 3.14% in the quarter ended October 31, 2011 to 2.43% in the quarter ended September 30, 2012, coupled with a decrease of $5.8 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $2,000 due to a decrease of $2.8 million in their average balance.

Interest Expense:

Interest expense decreased by $97,000, or 26.5%, to $269,000 for the three months ended September 30, 2012. Interest expense on deposits decreased by $79,000 as a result of a decrease in the average rate paid, from 0.60% to 0.46%, offset by an increase of $2.3 million in the average balance of deposits. Interest expense on borrowed funds decreased by $18,000, or 60.0%, for the three months ended September 30, 2012. This decrease was due to a reduction of $1.5 million in the average balance of advances outstanding.

Provision for Loan Losses:

The provision for loan losses was $20,000 for the quarter ended September 30, 2012, compared to $50,000 for the quarter ended October 31, 2011. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $170,000 for the three months ended September 30, 2012 as compared to the three months ended October 31, 2011. This increase was primarily due to an increase of $159,000 in gain on sales of mortgage loans to the secondary market. Additionally, loan origination and other loan fees increased by $14,000, interchange income increased by $7,000 and other income increased by $10,000. These increases were offset by a decrease of $16,000 in customer service fees due to reduced overdraft fees and a decrease of $4,000 in gain on sales of investment securities.

Non-interest Expense:

Total non-interest expense decreased by $26,000 or 1.3% for the quarter ended September 30, 2012. This decrease was partially a result of a decrease of $10,000 in compensation and fringe benefit expense, a decrease of $20,000 in occupancy and equipment expense, and a decrease of $13,000 in losses and expenses of other real estate owned expense. These decreases were partially offset by an increase of $1,000 in FDIC assessment expense and an increase of $16,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $57,000 for the quarter ended September 30, 2012 when compared to the quarter ended October 31, 2011, due to the increase in net income before taxes. Effective income tax rates were 35.3% and 33.6%, respectively, in the 2012 and 2011 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-bank investment subsidiary which is taxed, for state tax purposes, at a lower rate and interest earned on tax-exempt municipal obligations.

Results of Operations:

Comparison of the six months ended September 30, 2012 and October 31, 2011:

General:

Net income for the six months ended September 30, 2012 was $764,000 compared with net income of $652,000 for the six months ended October 31, 2011, an increase of $112,000 or 17.2%. Net interest income decreased by $130,000 or 3.1%, the provision for loan losses decreased by $77,000, total non-interest income increased by $231,000, and total non-interest expense decreased by $6,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the six months ended September 30, 2012, the Company’s net interest margin decreased from 3.62% to 3.49%, when compared to the six months ended October 31, 2011. This decrease in net interest margin is partially the result of a decrease in the yield on interest earning assets, in particular, loans and investments.

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

	Six months ended
	September 30, 2012			October 31, 2011
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$135,972	$3,518	5.17%	$123,600	$3,468	5.61%
Investment securities	88,387	1,115	2.52%	94,342	1,507	3.19%
Interest-bearing deposits in banks	9,678	11	0.23%	14,858	18	0.24%

All interest-earning assets	$234,037	4,644	3.97%	$232,800	4,993	4.29%

Interest-bearing liabilities:
Deposits	$227,583	533	0.47%	$227,698	714	0.63%
Borrowed funds	1,000	23	4.60%	2,582	61	4.73%

All interest-bearing liabilities	$228,583	556	0.49%	$230,280	775	0.67%

Net interest income		$4,088			$4,218

Weighted average interest rate spread (2)			3.48%			3.62%

Net interest margin			3.49%			3.62%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Six months ended September 30, 2012 vs. Six months ended October 31, 2011
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$50	$347	$(270)	$(27)
Investment securities	(392)	(95)	(317)	20
Interest-bearing deposits in banks	(7)	(6)	(1)	—

Total	(349)	246	(588)	(7)

Interest expense:
Deposits	(181)	—	(181)	—
Borrowed funds	(38)	(37)	(2)	1

Total	(219)	(37)	(183)	1

Increase (decrease) in net interest income	$(130)	$283	$(405)	$(8)

Interest and Dividend Income:

Total interest and dividend income decreased by $349,000, or 7.0%, to $4.6 million for the six months ended September 30, 2012. Interest income from loans increased by $50,000. This increase was due to growth of $12.4 million in the average balance of loans outstanding, as offset by a reduction in the average rate earned on loans, from 5.61% to 5.17% on an annualized basis. Interest and dividend income on investment securities decreased by $392,000 as a result of a decrease in the average yield earned, from 3.19% for the six months ended October 31, 2011 to 2.52% for the six months ended September 30, 2012, coupled with a decrease of $6.0 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $7,000 due to a decrease of $5.2 million in their average balance, coupled with a decrease in the average yield earned, from 0.24% in the 2011 six-month period to 0.23% in the 2012 six-month period.

Interest Expense:

Interest expense decreased by $219,000, or 28.3%, to $556,000 for the six months ended September 30, 2012. Interest expense on deposits decreased by $181,000, primarily as a result of a decrease in the average rate paid, from 0.63% to 0.47%. Interest expense on borrowed funds decreased by $38,000, or 62.3%, for the six months ended September 30, 2012. This decrease was due to a reduction of $1.5 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.73% in the October 2011 six-month period to 4.60% in the September 2012 six-month period.

Provision for Loan Losses:

The provision for loan losses was $30,000 for the six months ended September 30, 2012, compared to $107,000 for the six months ended October 31, 2011. The allowance for loan losses is maintained at a level that management and the Company’s Board of Directors consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $231,000 for the six months ended September 30, 2012 as compared to the six months ended October 31, 2011. This increase was due to an increase of $243,000 in gains on sales of residential mortgage loans to the secondary market, partially offset by a decrease of $15,000 in gains realized upon the on sale of investments. Additionally, loan origination and other loan fees increased by $9,000, interchange income on debit card transactions increased by $11,000 and other income increased by $15,000. Finally, customer service fees decreased by $32,000, due to a reduction in return check fees collected.

Non-interest Expense:

Total non-interest expense decreased by $6,000 or 0.2% for the six months ended September 30, 2012. This decrease was attributable to a decrease of $12,000 in occupancy and equipment expense, a decrease of $14,000 in FDIC assessment expense, and a decrease of $12,000 in losses and expenses of foreclosed real estate. These decreases were partially offset by an increase of $25,000 in salary and benefit expense and an increase of $7,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $72,000 for the six months ended September 30, 2012 when compared to the six months ended October 31, 2011. Effective income tax rates were 33.9% and 32.9% respectively in the 2012 and 2011 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate, and tax exempt interest income from municipal obligations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s stock repurchases during the periods indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program (1)
July 1-31, 2012	210	$10.50	210	49,701
August 1-31, 2012	1,676	10.75	1,676	48,025
September 1-30, 2012	361	10.80	361	47,664
TOTAL	2,247		2,247

(1)	On October 2, 2007, Mayflower Bancorp, Inc. announced that it had approved a stock repurchase program to acquire up to 104,792 shares, or 5%, of the Company’s outstanding common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: November 9, 2012

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)