Form 10-Q
period 2012-12-31
Mayflower Bancorp Inc
filed 2013-02-14
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of each of the registrant’s classes of common stock as of January 24, 2013

Common Stock $1.00 par value	2,064,106
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,882	$3,764
Interest-bearing deposits in banks	9,372	8,602

Total cash and cash equivalents	13,254	12,366
Investment securities:
Securities available-for-sale, at fair value	41,577	44,295
Securities held-to-maturity (fair value of $43,395 and $45,379, respectively	42,064	43,969

Total investment securities	83,641	88,264
Loans receivable, net	142,108	134,331
Accrued interest receivable	779	867
Real estate held for investment	611	628
Real estate acquired by foreclosure	380	194
Premises and equipment, net	10,601	10,717
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,449	1,449
Refundable income taxes	604	596
Deferred income taxes	0	377
Other assets	1,218	1,317

Total assets	$255,094	$251,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$229,464	$226,562
Advances and borrowings	1,000	1,000
Advances from borrowers for taxes and insurance	684	655
Deferred income taxes	184	0
Accrued expenses and other liabilities	1,162	1,454

Total liabilities	232,494	229,671

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	0	0
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,058,422 at December 31, 2012 and 2,063,067 at March 31, 2012	2,058	2,063
Additional paid-in capital	4,383	4,321
Retained earnings	15,462	14,710
Accumulated other comprehensive income	697	790

Total stockholders’ equity	22,600	21,884

Total liabilities and stockholders’ equity	$255,094	$251,555

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	December 31, 2012	January 31, 2012	December 31, 2012	January 31, 2012
	(In Thousands, Except Per Share Data)		(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,772	$1,730	$5,290	$5,198
Securities held-to-maturity	246	332	814	1,058
Securities available-for-sale	226	344	773	1,125
Interest-bearing deposits in banks	5	6	16	24

Total interest income	2,249	2,412	6,893	7,405

Interest expense:
Deposits	235	304	768	1,018
Borrowed funds	11	30	34	91

Total interest expense	246	334	802	1,109

Net interest income	2,003	2,078	6,091	6,296

Provision for loan losses	10	90	40	197

Net interest income after provision for loan losses	1,993	1,988	6,051	6,099

Noninterest income:
Loan origination and other loan fees	21	24	81	75
Customer service fees	134	161	433	492
Gain on sales of mortgage loans	219	133	596	267
Gain on sales of investment securities	136	107	255	241
Interchange income	64	57	188	170
Other	30	76	89	120

Total noninterest income	604	558	1,642	1,365

Noninterest expense:
Compensation and fringe benefits	1,093	1,093	3,276	3,251
Occupancy and equipment	256	262	778	796
FDIC assessment	33	42	102	125
Losses and expenses of other real estate owned	5	75	14	96
Other	564	551	1,722	1,702

Total noninterest expense	1,951	2,023	5,892	5,970

Income before income taxes	646	523	1,801	1,494
Provision for income taxes	239	182	630	501

Net income	$407	$341	$1,171	$993

Earnings per share (basic)	$0.20	$0.17	$0.57	$0.48

Earnings per share (diluted)	$0.20	$0.17	$0.57	$0.48

Weighted average basic shares outstanding	2,058	2,067	2,060	2,071
Diluted effect of outstanding stock options	5	3	5	3

Weighted average diluted shares outstanding	2,063	2,070	2,065	2,074

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Unaudited

	Nine months ended
	December 31, 2012	January 31, 2012
	(In thousands)
Net Income	$1,171	$993

Other comprehensive income (expense):
Unrealized holding gains on available-for-sale securities	95	539
Reclassification adjustment for gains realized in income	(255)	(241)

Net unrealized gains (losses)	(160)	298
Tax effect	67	(108)

Total other comprehensive income (expense)	(93)	190

Comprehensive income	$1,078	$1,183

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, April 30, 2011	$2,075	$4,326	$14,062	$714	$21,177

Net income for the nine months ended January 31, 2012	0	0	993	0	993
Other comprehensive income	0	0	0	190	190
Grants of restricted common stock	1	5	0	0	6
Stock-based compensation	0	11	0	0	11
Purchase of 12,336 shares of Company stock	(13)	(20)	(69)	0	(102)
Cash dividends ($0.18 per share)	0	0	(373)	0	(373)

BALANCE, January 31, 2012	$2,063	$4,322	$14,613	$904	$21,902

BALANCE, March 31, 2012	$2,063	$4,321	$14,710	$790	$21,884

Net income for the nine months ended December 31, 2012	0	0	1,171	0	1,171
Other comprehensive income (expense)	0	0	0	(93)	(93)
Grants of restricted common stock	1	15	0	0	16
Stock-based compensation	0	58	0	0	58
Purchase of 6,252 shares of Company stock	(6)	(11)	(48)	0	(65)
Cash dividends ($0.18 per share)	0	0	(371)	0	(371)

BALANCE, December 31, 2012	$2,058	$4,383	$15,462	$697	$22,600

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended
	December 31, 2012	January 31, 2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$7,463	$7,845
Fees and other income received	1,367	1,162
Interest paid	(803)	(1,113)
Cash paid to suppliers and employees	(5,422)	(5,446)
Income taxes paid	(9)	(641)

Net cash provided by operating activities	2,596	1,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(7,797)	(3,177)
Purchases of available-for-sale securities	(17,794)	(23,662)
Proceeds from sales, calls and maturities of available-for-sale securities	20,305	24,578
Purchases of held-to-maturity securities	(20,817)	(24,169)
Proceeds from maturities and calls of held-to-maturity securities	22,541	26,022
Proceeds from sales of real estate acquired by foreclosure	0	125
Capital additions to real estate acquired by foreclosure	(186)	0
Purchases of premises and equipment	(236)	(69)
Other - net	(219)	327

Net cash used in investing activities	(4,203)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,902	589
Payments on advances and borrowings	0	(1,000)
Net increase in advances from borrowers for taxes and insurance	29	186
Repurchase of Company stock	(65)	(102)
Dividends paid on common stock	(371)	(373)

Net cash provided by (used in) financing activities	2,495	(700)

Net increase in cash and cash equivalents	888	1,082

Cash and cash equivalents - beginning of period	12,366	11,790

Cash and cash equivalents - end of period	$13,254	$12,872

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

Unaudited

	Nine months ended
	December 31, 2012	January 31, 2012
	(In Thousands)
Net income	$1,171	$993

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	367	369
Provision for loan losses	40	197
Loss on other real estate owned	0	65
Premium amortization	482	404
Deferred income taxes	628	(26)
Gain on sales of investments	(255)	(241)
Grants of restricted stock	16	6
Stock based compensation	58	11
Decrease (increase) in accrued interest receivable	88	36
Decrease (increase) in prepaid expenses	140	49
Decrease (increase) in mortgage servicing rights	(17)	14
Decrease (increase) in refundable income taxes	(8)	(114)
Increase (decrease) in accrued expenses	(94)	11
Increase (decrease) in accrued interest payable	(1)	(5)
Increase (decrease) in deferred loan origination fees	(19)	38

Total adjustments	1,425	814

Net cash provided by operating activities	$2,596	$1,807

SUPPLEMENTAL DISCLOSURES:
Total (decrease) increase in unrealized gain on securities available-for-sale	$(160)	$298

Loans transferred to real estate acquired by foreclosure	$0	$168

Proceeds from sales of real estate acquired by foreclosure financed through loans	$0	$831

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

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

Effective February 2012, Mayflower Bancorp, Inc. changed its fiscal year-end from April 30 to March 31. As such, the accompanying consolidated financial statements are for the three and nine month periods ended December 31, 2012 as compared to three and nine month periods ended January 31, 2012.

B.	Reclassification:

Certain amounts in the prior period’s consolidated financial statements were reclassified to facilitate comparison with the current period.

C.	Recent Accounting Pronouncements:

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

D.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at December 31, 2012 and March 31, 2012 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	December 31, 2012
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$15,998	$26	$(2)	$16,022
Municipal obligations	2,568	168	0	2,736
Mortgage-backed and related securities	21,126	952	(1)	22,077
Trust preferred securities	750	0	(8)	742

	$40,442	$1,146	$(11)	$41,577

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$13,995	$23	$(1)	$14,017
Municipal obligations	3,223	237	0	3,460
Mortgage-backed and related securities	24,846	1,093	(21)	25,918

	$42,064	$1,353	$(22)	$43,395

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2012
	(In Thousands)

AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$9,004	$16	$(6)	$9,014
Municipal obligations	2,832	171	0	3,003
Mortgage-backed and related securities	30,414	1,079	(6)	31,487
Trust preferred securities	750	0	(33)	717
Equity securities	0	74	0	74

	$43,000	$1,340	$(45)	$44,295

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$13,394	$38	$(12)	$13,420
Municipal obligations	3,037	240	0	3,277
Mortgage-backed and related securities	27,538	1,173	(29)	28,682

	$43,969	$1,451	$(41)	$45,379

There was no impairment charge recognized against investment securities during the nine months ended December 31, 2012 or January 31, 2012.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

E.	Loans Receivable

Loans receivable at December 31, 2012 and March 31, 2012 are summarized as follows:

(In Thousands)	December 31, 2012	March 31, 2012
Mortgage loans on real estate
Residential	$70,420	$60,691
Commercial	43,159	44,273
Construction	7,534	6,605
Home equity loans	2,750	2,821
Home equity lines of credit	15,716	17,271

Total mortgage loans	139,579	131,661

Consumer loans	1,577	1,745
Commercial loans	4,706	4,578

Total loans	145,862	137,984

Less:
Due borrowers on construction and other loans	2,618	2,487
Net deferred loan origination costs	(70)	(51)
Allowance for loan losses	1,206	1,217

	3,754	3,653

Loans receivable, net	$142,108	$134,331

Included in the above table are fixed-rate residential mortgages purchased by the Company with total balances of $15,944,000 and $10,926,000, at December 31, 2012 and March 31, 2012, respectively. The unamortized premium included in these balances was $322,000 at December 31, 2012 and $236,000 at March 31, 2012.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of December 31, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	December 31, 2012
Allowance for loan losses:
Beginning balance	$182	$585	$65	$246	$114	$25	$0	$1,217
Loans charged off	0	0	0	(57)	0	0	0	(57)
Recoveries	0	0	0	1	5	0	0	6
Provision for loan losses	(6)	(35)	(4)	95	(4)	(6)	0	40

Ending Balance	$176	$550	$61	$285	$115	$19	$0	$1,206

Ending balance: individually evaluated for impairment	$0	$0	$0	$30	$0	$0	$0	$30

Ending balance: collectively evaluated for impairment	$176	$550	$61	$255	$115	$19	$0	$1,176

Loans Receivable:
Ending balance	$70,420	$43,159	$4,916	$18,466	$4,706	$1,577	$0	$143,244

Ending balance: individually evaluated for impairment	$0	$1,818	$0	$149	$93	$0	$0	$2,060

Ending balance: collectively evaluated for impairment	$70,420	$41,341	$4,916	$18,317	$4,613	$1,577	$0	$141,184

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2012
Allowance for loan losses:
Beginning balance	$173	$635	$95	$182	$112	$17	$0	$1,214
Loans charged off	(110)	(14)	0	(104)	0	(3)	0	(231)
Recoveries	0	0	0	0	6	0	0	6
Provision for loan losses	119	(36)	(30)	168	(4)	11	0	228

Ending Balance	$182	$585	$65	$246	$114	$25	$0	$1,217

Ending balance: individually evaluated for impairment	$0	$0	$0	$60	$0	$2	$0	$62

Ending balance: collectively evaluated for impairment	$182	$585	$65	$186	$114	$23	$0	$1,155

Loans Receivable:
Ending balance	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$0	$135,497

Ending balance: individually evaluated for impairment	$0	$0	$0	$60	$0	$2	$0	$62

Ending balance: collectively evaluated for impairment	$60,691	$44,073	$4,318	$20,032	$4,578	$1,743	$0	$135,435

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

Impaired loans at December 31, 2012 and March 31, 2012 were as follows:

	December 31, 2012			Nine Months Ended December 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$119	$119	$0	$119	$2
Commercial mortgages	649	649	0	657	25
Commercial loans	93	93	0	93	0

With an allowance recorded:
Home equity loans and lines of credit	30	30	30	30	0
Consumer loans	0	0	0	0	0

Totals:
Commercial mortgages	649	649	0	657	25
Commercial loans	93	93	0	93	0
Home equity loans and lines of credit	149	149	30	149	2
Consumer loans	0	0	0	0	0

Total impaired loans	$891	$891	$30	$899	$27

	March 31, 2012			Eleven Months Ended March 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$0	$0	$0	$0	$0
Commercial mortgages	0	0	0	0	0
Commercial loans	0	0	0	0	0

With an allowance recorded:
Home equity loans and lines of credit	60	60	60	60	2
Consumer loans	2	2	2	3	0

Totals:
Commercial mortgages	0	0	0	0	0
Commercial loans	0	0	0	0	0
Home equity loans and lines of credit	60	60	60	60	2
Consumer loans	2	2	2	3	0

Total impaired loans	$62	$62	$62	$63	$2

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of December 31, 2012 and March 31, 2012:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	December 31, 2012		March 31, 2012
Residential mortgages	$0	$0	$282	$0
Commercial mortgages	93	0	0	250
Home equity loans and lines of credit	149	0	30	0

Total	$242	$0	$312	$250

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and March 31, 2012 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	December 31, 2012
Residential Mortgages	$35	$0	$0	$35	$70,385	$70,420
Commercial Mortgages	534	0	0	534	42,625	43,159
Construction Mortgages	0	0	0	0	4,916	4,916
Home Equity Loans and Lines of Credit	0	119	30	149	18,317	18,466
Commercial Loans	5	0	93	98	4,608	4,706
Consumer Loans	1	0	0	1	1,576	1,577

	$575	$119	$123	$817	$142,427	$143,244

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2012
Residential Mortgages	$176	$16	$0	$192	$60,499	$60,691
Commercial Mortgages	0	125	250	375	43,698	44,073
Construction Mortgages	0	250	0	250	4,068	4,318
Home Equity Loans and Lines of Credit	0	67	30	97	19,995	20,092
Commercial Loans	0	0	0	0	4,578	4,578
Consumer Loans	0	2	0	2	1,743	1,745

	$176	$460	$280	$916	$134,581	$135,497

As of December 31, 2012, the Company had one commercial mortgage that has been classified as a troubled debt restructure. The pre-modification and post-modification recorded investment of this loan was $303,000. A rate reduction of 2.0% and a maturity extension of 4 years was granted. Because ultimate repayment of the mortgage is expected to be provided solely by the operation of the underlying collateral, management used the fair value of the collateral to measure impairment. As of December 31, 2012, the current balance of this loan is $298,000 and the loan is in compliance with its modified terms.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

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

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans.

The following table displays the loan portfolio by credit quality indicators as of December 31, 2012 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	December 31, 2012
Pass	$70,420	$39,628	$4,916	$18,317	$4,613	$1,577	$139,471
Special mention	0	2,012	0	0	93	0	2,105
Substandard	0	1,519	0	119	0	0	1,638
Doubtful	0	0	0	30	0	0	30

	$70,420	$43,159	$4,916	$18,466	$4,706	$1,577	$143,244

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2012
Pass	$60,058	$42,184	$4,068	$20,032	$4,578	$1,743	$132,663
Special mention	351	695	250	0	0	0	1,296
Substandard	282	1,194	0	0	0	0	1,476
Doubtful	0	0	0	60	0	2	62

	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$135,497

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

F.	Fair Value Measurements

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

The estimated fair values of the Company’s financial instruments at December 31, 2012 and March 31, 2012 were as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	December 31, 2012
Financial assets:
Cash and due from banks	$3,882	$3,882	$0	$0
Interest-bearing deposits in banks	9,372	9,372	0	0
Investment securities	83,641	0	84,972	0
Loans, net	142,108	0	0	146,731
Accrued interest receivable	779	0	0	779
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,449	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	149,218	149,218	0	0
Certificates of deposit	80,246	0	80,658	0
Advances and borrowings	1,000	0	1,187	0

	Carrying Amount	Fair Value
(In Thousands)	March 31, 2012
Financial assets:
Cash and due from banks	$3,764	$3,764
Interest-bearing deposits in banks	8,602	8,602
Investment securities	88,264	89,674
Loans, net	134,331	137,875
Accrued interest receivable	867	867
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston	1,449	1,449

Financial liabilities:
Deposits:
Checking, savings and money market accounts	140,020	140,020
Certificates of deposit	86,542	87,048
Advances and borrowings	1,000	1,219

G.	Fair Value of Financial Instruments

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

December 31, 2012 and January 31, 2012

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

The balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)
Securities available-for-sale:
U.S. Government Agency obligations	$16,022	$0	$16,022	$0
Municipal obligations	2,736	0	2,736	0
Mortgage-backed and related securities	22,077	0	22,077	0
Trust preferred securities	742	0	742	0

Securities available-for-sale	$41,577	$0	$41,577	$0

The balances of assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses
(In thousands)
Impaired loans	$891	$0	$891	$0	$0

Real estate acquired by foreclosure	$380	$0	$380	$0	$0

H.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718 Compensation - Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. In 1999, the Company adopted a Stock Option and Incentive Plan for the benefit of officer and non-officer employees and directors of the Company. Shares reserved under this plan totaled 99,750 shares of authorized but unissued common stock. This plan expired in 2009. All remaining awards outstanding under this plan were granted in December 2005. However, awards outstanding at the time the plan expired continue to remain outstanding according to their terms.

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 may be granted as restricted shares. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of December 31, 2012, 124,650 shares remained unissued and available for award under the Incentive Plan, of which 96,282 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the nine months ended December 31, 2012 or January 31, 2012.

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine months ended
	December 31, 2012	January 31, 2012
Weighted average fair value	$2.92	$2.72
Total options granted	19,855	3,935
Expected dividend yield	3.31%	2.75%
Risk-free interest rate	1.69%	2.75%
Expected volatility	41.95%	42.25%
Expected life in years	5.00	5.00

Stock option compensation expense was $58,000 for the nine months ended December 31, 2012 and $11,000 for the nine months ended January 31, 2012.

Stock option activity was as follows:

	Nine months ended
	December 31, 2012		January 31, 2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding beginning of period	26,885	$13.20	24,950	$14.00
Options granted	19,855	10.28	3,935	8.57
Options exercised	0	0.00	0	0.00
Options forfeited	(1,000)	14.00	(2,000)	14.00

Options outstanding end of period	45,740	$11.92	26,885	$13.20

The Company also granted 4,315 restricted shares in the nine months ended December 31, 2012 and 3,720 restricted shares in the nine months ended January 31, 2012, which vest over a five year period. Total compensation expense related to all grants was $16,000 for the nine months ended December 31, 2012 and $6,000 for the nine months ended January 31, 2012.

As of December 31, 2012, the expected future compensation related to restricted stock is approximately $17,000 for each of the next three years and $9,000 in the fourth year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2012 and January 31, 2012

A summary of restricted stock activity is as follows:

	Nine months ended
	December 31, 2012		January 31, 2012
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of period	2,976	$8.59	0	$0.00
Granted	4,315	9.88	3,720	8.59
Vested	(1,607)	9.28	(744)	8.59
Forfeited	0	0.00	0	0.00

Non-vested end of period	5,684	$9.37	2,976	$8.59

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

Allocated component:

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

Allowance for loan losses on off-balance sheet credit exposures:

The Company also maintains an allowance for possible losses on its outstanding loan commitments. The allowance for loan losses on off-balance sheet credit exposures is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Other-Than-Temporarily Impaired Investment Securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. In estimating other-than-temporary impairment losses, management considers whether the Company intends to sell the security or will, more likely than not, have to sell the security before its fair value is recovered. If either of these conditions is met, an other-than-temporary impairment is recognized.

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

At December 31, 2012 and March 31, 2012, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At December 31, 2012, the Company’s total assets were $255.1 million as compared to $251.6 million at March 31, 2012, an increase of $3.5 million. During the nine months ended December 31, 2012, net loans receivable increased by $7.8 million and total investment securities decreased by $4.6 million.

Net loans receivable were $142.1 million at December 31, 2012, compared to $134.3 million at March 31, 2012, an increase of $7.8 million. This increase was primarily due to growth of $9.7 million in residential mortgage loans on real estate. During the nine months ended December 31, 2012, continued historically low interest rates spurred strong residential mortgage refinancing activity. Accordingly, the Company originated $34.9 million in residential mortgages as compared to $21.5 million originated for the nine months ended January 31, 2012. The Company also purchased $5.9 million of newly-originated fixed-rate residential mortgages from a financial institution in eastern Massachusetts, compared to $5.0 million in such purchases one year ago.

Additionally, during the nine months, the Company sold $20.1 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $596,000, compared to sales of $14.2 million for the prior year period, which resulted in gains of $267,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $9.7 million increase in residential loan balances as compared to March 31, 2012.

Offsetting this increase in residential mortgages was a decrease of $1.6 million in home equity loans and lines of credit, a decrease of $786,000 in commercial loans and mortgages, and a decrease of $168,000 in consumer loans. Finally, net construction loans outstanding increased by $598,000.

During the nine months ended December 31, 2012, total investment securities decreased by $4.6 million as the Company redeployed proceeds received from investments to loan growth.

Non-performing assets are comprised of non-performing loans, non-accrual investments and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of December 31, 2012, non-performing assets totaled $622,000, compared to $506,000 at March 31, 2012. The increase in non-performing assets is comprised of an increase of $186,000 in real estate acquired by foreclosure, as offset by a decrease of $70,000 in non-performing loans. During the period, one residential mortgage was returned to performing status, one home equity line of credit was classified as non-performing, and one commercial loan secured by the borrower’s residence was classified as non-performing. At December 31, 2012, non-performing assets represented 0.24% of total assets compared to 0.20% of total assets at March 31, 2012.

At December 31, 2012, the Company’s allowance for loan losses was $1,206,000, which represented an allowance of 0.85% of net loans receivable and 498.4% of non-performing loans at that date. This compares to a balance of $1,217,000 at March 31, 2012, which represented 0.91% of net loans receivable and 390.1% of non-performing loans. During the nine months ended December 31, 2012, the Company charged off $57,000 in home equity loans and lines of credit, while providing $40,000 to augment the reserve. Recoveries during the nine months ended December 31, 2012 included $5,000 against commercial loans and $1,000 against home equity loans and lines of credit previously charged off. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

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

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (included in other liabilities on the balance sheet). This allowance totaled $110,000 at December 31, 2012 and March 31, 2012. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the nine months ended December 31, 2012, total deposits, after interest credited, increased by $2.9 million, consisting of an increase of $9.2 million in checking and savings accounts, offset by a decrease of $6.3 million in certificate of deposit balances. Additionally, during the nine months ended December 31, 2012, advances and borrowings outstanding remained constant at $1.0 million.

Total stockholders’ equity increased by $716,000 when compared to March 31, 2012. The increase in total equity is due to net income for the nine months of $1,171,000 and stock-based compensation credits totaling $74,000. Those increases in total equity were partially offset during the nine-month period by dividends paid of $0.18 per share totaling $371,000 and Company stock repurchases totaling $65,000. Additionally, total equity decreased by $93,000 due to a reduction in the net unrealized gain on securities classified as available-for-sale.

Results of Operations:

Comparison of the three months ended December 31, 2012 and January 31, 2012:

General:

Net income for the three months ended December 31, 2012 was $407,000 compared with net income of $341,000 for the three months ended January 31, 2012, an increase of $66,000 or 19.4%. Net interest income decreased by $75,000, the provision for loan losses decreased by $80,000, total non-interest income increased by $46,000, and total non-interest expense decreased by $72,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. As compared to the quarter ended January 31, 2012, during the three months ended December 31, 2012, the Company’s net interest margin decreased from 3.62% to 3.42%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets.

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

	Three months ended
	December 31, 2012			January 31, 2012
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$141,679	$1,772	5.00%	$125,724	$1,730	5.50%
Investment securities	85,589	472	2.21%	93,894	676	2.88%
Interest-bearing deposits in banks	6,988	5	0.29%	9,903	6	0.24%

All interest-earning assets	$234,256	2,249	3.84%	$229,521	2,412	4.20%

Interest-bearing liabilities:
Deposits	$227,407	235	0.41%	$223,073	304	0.55%
Borrowed funds	1,000	11	4.40%	2,500	30	4.80%

All interest-bearing liabilities	$228,407	246	0.43%	$225,573	334	0.59%

Net interest income		$2,003			$2,078

Weighted average interest rate spread (2)			3.41%			3.61%

Net interest margin			3.42%			3.62%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended December 31, 2012 vs. Three months ended January 31, 2012
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$42	$220	$(158)	$(20)
Investment securities	(204)	(60)	(158)	14
Interest-bearing deposits in banks	(1)	(1)	0	0

Total	(163)	159	(316)	(6)

Interest expense:
Deposits	(69)	6	(74)	(1)
Borrowed funds	(19)	(18)	(3)	2

Total	(88)	(12)	(77)	1

Increase (decrease) in net interest income	$(75)	$171	$(239)	$(7)

Interest and Dividend Income:

Total interest and dividend income decreased by $163,000, or 6.8%, to $2.2 million for the three months ended December 31, 2012. Interest income from loans increased by $42,000. This increase was due to an increase of $16.0 million in the average balance of loans outstanding, offset by a reduction in the average rate earned on loans, from 5.50% to 5.00% on an annualized basis. Interest and dividend income on investment securities decreased by $204,000 as a result of a decrease in the average yield earned, from 2.88% in the quarter ended January 31, 2012 to 2.21% in the quarter ended December 31, 2012, coupled with a decrease of $8.3 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $1,000 due to a decrease of $2.9 million in their average balance.

Interest Expense:

Interest expense decreased by $88,000, or 26.3%, to $246,000 for the three months ended December 31, 2012. Interest expense on deposits decreased by $69,000 as a result of a decrease in the average rate paid, from 0.55% to 0.41%, offset by an increase of $4.3 million in the average balance of deposits. Interest expense on borrowed funds decreased by $19,000, or 63.3%, for the three months ended December 31, 2012. This decrease was due to a reduction of $1.5 million in the average balance of advances outstanding and a decrease in the average rate paid from 4.80% for the quarter ended January 31, 2012 to 4.40% for the quarter ended December 31, 2012.

Provision for Loan Losses:

The provision for loan losses was $10,000 for the quarter ended December 31, 2012, compared to $90,000 for the quarter ended January 31, 2012. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $46,000 for the three months ended December 31, 2012 as compared to the three months ended January 31, 2012. This increase was primarily due to an increase of $86,000 in gain on sales of mortgage loans to the secondary market and an increase of $29,000 in gain on sales of investment securities. Additionally, interchange income increased by $7,000. These increases were offset by a decrease of $3,000 in loan origination and other loan fees and a decrease of $27,000 in customer service fees due to reduced overdraft fees. Finally, other non-interest income decreased by $46,000 due to the elimination of the special dividend from The Co-operative Central Bank received in the prior year period.

Non-interest Expense:

Total non-interest expense decreased by $72,000 or 3.6% for the quarter ended December 31, 2012. This decrease was partially a result of a decrease of $70,000 in losses and expenses of other real estate owned, due to reduced levels of other real estate owned, a decrease of $6,000 in occupancy and equipment expense, and a decrease of $9,000 in FDIC assessment expense. These decreases were partially offset by an increase of $13,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $57,000 for the quarter ended December 31, 2012 when compared to the quarter ended January 31, 2012, due to the increase in net income before taxes. Effective income tax rates were 37.0% and 34.8%, respectively, in the December 2012 and January 2012 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-bank investment subsidiary which is taxed, for state tax purposes, at a lower rate and interest earned on tax-exempt municipal obligations.

Results of Operations:

Comparison of the nine months ended December 31, 2012 and January 31, 2012:

General:

Net income for the nine months ended December 31, 2012 was $1,171,000 compared with net income of $993,000 for the nine months ended January 31, 2012, an increase of $178,000 or 17.9%. Net interest income decreased by $205,000 or 3.3%, the provision for loan losses decreased by $157,000, total non-interest income increased by $277,000, and total non-interest expense decreased by $78,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the nine months ended December 31, 2012, the Company’s net interest margin decreased from 3.62% to 3.47%, when compared to the nine months ended January 31, 2012. This decrease in net interest margin is partially the result of a decrease in the yield on interest earning assets, in particular, loans and investments.

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

	Nine months ended
	December 31, 2012			January 31, 2012
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$137,874	$5,290	5.12%	$124,308	$5,198	5.58%
Investment securities	87,454	1,587	2.42%	94,193	2,183	3.09%
Interest-bearing deposits in banks	8,782	16	0.24%	13,206	24	0.24%

All interest-earning assets	$234,110	6,893	3.93%	$231,707	7,405	4.26%

Interest-bearing liabilities:
Deposits	$227,524	768	0.45%	$226,156	1,018	0.60%
Borrowed funds	1,000	34	4.53%	2,555	91	4.75%

All interest-bearing liabilities	$228,524	802	0.47%	$228,711	1,109	0.65%

Net interest income		$6,091			$6,296

Weighted average interest rate spread (2)			3.46%			3.61%

Net interest margin			3.47%			3.62%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Nine months ended December 31, 2012 vs. Nine months ended January 31, 2012
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$92	$567	$(428)	$(47)
Investment securities	(596)	(156)	(474)	34
Interest-bearing deposits in banks	(8)	(8)	0	0

Total	(512)	403	(902)	(13)

Interest expense:
Deposits	(250)	6	(255)	(1)
Borrowed funds	(57)	(55)	(4)	2

Total	(307)	(49)	(259)	1

Increase (decrease) in net interest income	$(205)	$452	$(643)	$(14)

Interest and Dividend Income:

Total interest and dividend income decreased by $512,000, or 6.9%, to $6.9 million for the nine months ended December 31, 2012. Interest income from loans increased by $92,000. This increase was due to growth of $13.6 million in the average balance of loans outstanding, as offset by a reduction in the average rate earned on loans, from 5.58% to 5.12% on an annualized basis. Interest and dividend income on investment securities decreased by $596,000 as a result of a decrease in the average yield earned, from 3.09% for the nine months ended January 31, 2012 to 2.42% for the nine months ended December 31, 2012, coupled with a decrease of $6.7 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $8,000 due to a decrease of $4.4 million in their average balance.

Interest Expense:

Interest expense decreased by $307,000, or 27.7%, to $802,000 for the nine months ended December 31, 2012. Interest expense on deposits decreased by $250,000, a result of a decrease in the average rate paid, from 0.60% to 0.45%, as offset by an increase of $1.4 million in the average balance of deposits. Interest expense on borrowed funds decreased by $57,000, or 62.6%, for the nine months ended December 31, 2012. This decrease was due to a reduction of $1.6 million in the average balance of advances outstanding, coupled with a decrease in the average rate paid on borrowed funds, from 4.75% in the January 2012 nine-month period to 4.53% in the December 2012 nine-month period.

Provision for Loan Losses:

The provision for loan losses was $40,000 for the nine months ended December 31, 2012, compared to $197,000 for the nine months ended January 31, 2012. The allowance for loan losses is maintained at a level that management and the Company’s Board of Directors consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income increased by $277,000 for the nine months ended December 31, 2012 as compared to the nine months ended January 31, 2012. This increase was due to an increase of $329,000 in gains on sales of residential mortgage loans to the secondary market, coupled with an increase of $14,000 in gains realized upon the on sale of investments. Additionally, loan origination and other loan fees increased by $6,000 and interchange income on debit card transactions increased by $18,000. Finally, customer service fees decreased by $59,000, due to a reduction in return check fees collected, while other income decreased by $31,000.

Non-interest Expense:

Total non-interest expense decreased by $78,000 or 1.3% for the nine months ended December 31, 2012. This decrease was attributable to a decrease of $18,000 in occupancy and equipment expense, a decrease of $23,000 in FDIC assessment expense, and a decrease of $82,000 in losses and expenses of foreclosed real estate. These decreases were partially offset by an increase of $25,000 in compensation and fringe benefit expense and an increase of $20,000 in other expenses.

Provision for Income Taxes:

The provision for income taxes increased by $129,000 for the nine months ended December 31, 2012 when compared to the nine months ended January 31, 2012. Effective income tax rates were 35.0% and 33.5% respectively in the December 2012 and January 2012 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state tax purposes, at a lower rate, and tax exempt interest income from municipal obligations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (1)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (2)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (1)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: February 14, 2013

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)