Form 10-K
period 2013-03-31
Mayflower Bancorp Inc
filed 2013-06-28
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended March 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.1 million.

The number of shares outstanding of the registrant’s common stock as of June 12, 2013 was 2,064,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Bank. The Bank was organized as a Massachusetts chartered co-operative bank in 1889. The primary business of the Bank is to acquire funds in the form of deposits and make permanent and construction mortgage loans on one-to-four family homes and commercial real estate located in its primary market area. Additionally, the Bank makes commercial business loans, consumer loans and offers home equity loans and lines of credit. The Bank also invests a portion of its funds in money market instruments, federal government and agency obligations, municipal obligations, various types of corporate debt and equity securities, and other authorized investments.

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

In February 2012, the Company and the Bank changed their fiscal year from April 30 to March 31. As a result of this change, References in this Annual Report on Form 10-K to fiscal year 2012 or fiscal 2012 refer to the eleven-month period from May 1, 2011 through March 31, 2012 and references to fiscal year 2011 or fiscal 2011 refer to the twelve-month period from May 1, 2010 through April 30, 2011. References to fiscal year 2013 or fiscal 2013 refer to the 12-month period from April 1, 2012 through March 31, 2013.

The main offices of the Company and Bank are located at 30 South Main Street, Middleboro, Massachusetts 02346 and their telephone number is (508) 947-4343. The Bank also maintains a website at www.mayflowerbank.com. Information on the Bank’s website should not be considered a part of this Annual Report on Form 10-K.

Proposed Merger

On May 14, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent (the “Merger”). As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $17.50 in cash (the “Cash Consideration”) or (ii) 0.565 shares of Independent common stock (the “Stock Consideration”), all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 30% of the shares of Company common stock, par value $1.00 per share (the “Common Stock”) issued and outstanding immediately prior to the effective time of the Merger will be exchanged for the Cash Consideration, and 70% of the shares of Common Stock issued and outstanding immediately prior to the effective time of the Merger will be exchanged for the Stock Consideration. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $625,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $1.5 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the Merger is expected to be completed in the fourth quarter of 2013.

Lending Activities

General. With Federal Reserve policymakers focused on pushing down longer term interest rates through their “quantitative easing” program, mortgage rates remained low throughout fiscal year 2013 and residential loan activity maintained the historically strong pace begun in the second half of fiscal 2012. Most of this volume was sold into the secondary market. However, selective purchases of residential fixed-rate mortgages totaling $11.6 million were made to offset the high level of sales and accelerated prepayments from refinance activity, so that for the year ended March 31, 2013, the net result was an overall increase in the loan portfolio of $5.0 million.

The Bank’s loan portfolio totaled $139.3 million as of March 31, 2013, which represented 53.3% of total assets. The Bank offers conventional residential mortgage loans, second mortgages and equity lines of credit on residential properties, commercial real estate mortgages, loans for the construction of residential and commercial properties and commercial business loans. The Bank offers jumbo fixed-rate mortgages intended for its own portfolio and for resale in the secondary market and also makes consumer loans, including secured and unsecured personal loans, automobile and boat loans.

The Bank continues to emphasize the origination of fixed interest rate home mortgages intended for resale and offers adjustable-rate mortgage products, most of which feature a fixed-rate of interest for the first three or five years, and are then adjustable on an annual basis. During the year ended March 31, 2013, the Bank originated mortgage loans of all types totaling $54.1 million, compared to $40.7 million in such loans originated during fiscal 2012. The Bank retains in its portfolio virtually all of its adjustable-rate mortgage originations, and also retains selected fixed-rate mortgage loans in its portfolio, as dictated by market conditions, or in consideration of asset and liability management factors. Fixed-rate mortgages retained in the Bank’s portfolio are typically underwritten in accordance with secondary market guidelines. As of March 31, 2013, the Bank had retained in its portfolio fixed-rate residential first mortgage loans totaling $54.1 million and adjustable-rate residential first mortgage loans totaling $15.2 million.

Analysis of Loan Portfolio

The following table shows the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated. Except as set forth below, at March 31, 2013, the Bank did not have any concentration of loans exceeding 10% of total loans.

	At March 31,				At April 30,
	2013		2012		2011		2010		2009		2008
	Amount	Percent		Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential conventional	$69,295	48.5%	$60,691	44.0%	$48,724	38.4%	$46,814	38.0%	$54,706	40.9%	$51,897	40.5%
Commercial real estate	42,666	29.8	44,273	32.1	43,511	34.3	41,061	33.4	43,404	32.5	37,319	29.1
Construction	6,946	4.9	6,605	4.8	6,272	4.9	5,684	4.6	6,589	4.9	8,239	6.4
Home equity loans	2,587	1.8	2,821	2.0	3,521	2.8	4,329	3.5	5,521	4.1	5,634	4.4
Home equity lines of credit	15,713	11.0	17,271	12.5	17,702	13.9	17,578	14.3	17,447	13.1	19,033	14.8

Total mortgage loans	137,207	96.0	131,661	95.4	119,730	94.3	115,466	93.8	127,667	95.5	122,122	95.2

Commercial loans	4,340	3.0	4,578	3.3	5,576	4.4	5,936	4.8	4,301	3.2	4,036	3.1
Consumer loans	1,461	1.0	1,745	1.3	1,620	1.3	1,688	1.4	1,755	1.3	2,127	1.7

Total loans	$143,008	100.0%	$137,984	100.0%	126,926	100.0%	123,090	100.0%	133,723	100.0%	128,285	100.0%

Less:
Due borrowers on construction and other loans	2,553		2,487		1,308		1,453		1,392		1,639
Net deferred loan origination fees (costs)	(74)		(51)		(93)		(102)		(85)		(65)
Allowances for possible loan losses	1,208		1,217		1,214		1,194		1,305		1,375

Total	3,687		3,653		2,429		2,545		2,612		2,949

Net loans	$139,321		$134,331		$124,497		$120,545		$131,111		$125,336

Loan Maturity Analysis. The following table sets forth certain information at March 31, 2013, regarding the dollar amount of loans maturing (based on contractual terms) in the Bank’s portfolio. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Residential, commercial and construction mortgage loans are reported net of amounts due to borrowers.

	Due within one year after March 31, 2013	Due after 1 through 5 years after March 31, 2013	Due after 5 years after March 31, 2013	Total
	(In thousands)
Real estate mortgage loans:
Residential conventional	$4	$689	$68,602	$69,295
Commercial	3,634	12,985	26,047	42,666
Construction	3,073	—	1,320	4,393
Home equity loans	358	300	1,929	2,587
Home equity lines of credit	—	—	15,713	15,713

Total mortgage loans	$7,069	$13,974	$113,611	$134,654

Other:
Consumer	704	562	195	1,461
Commercial loans	3,102	686	552	4,340

Total	$3,806	$1,248	$747	$5,801

The next table shows at March 31, 2013, the dollar amount of all the Bank’s loans due one year or more after March 31, 2013, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed-Rate	Floating or Adjustable Rates
	(In thousands)
Real estate loans:
Residential conventional	$54,132	$15,159
Commercial	12,638	26,394
Construction	1,087	233
Home equity loans	2,229	—
Home equity lines of credit	—	15,713

Total mortgage loans	$70,086	$57,499

Other:
Consumer	757	—
Commercial loans	1,088	150

Total other loans	$1,845	$150

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

Residential Lending. The Bank originates for its portfolio adjustable-rate residential mortgage loans secured by one—to four-family, owner-occupied residences and investment properties and owner-occupied second homes. The Bank also originates fixed-rate loans for sale in the secondary mortgage market, and from time to time has originated fixed-rate loans which it has retained in its portfolio, as dictated by market conditions, or as a function of asset and liability management considerations. Fixed-rate residential loans accounted for $54.1 million, or 78.1%, of the Bank’s total residential conventional mortgage loan portfolio as of March 31, 2013. As of that date, the Bank’s one, three and five-year adjustable-rate residential mortgages totaled $15.2 million, or 21.9%, of the total residential conventional mortgage loan portfolio.

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

In response to customer demand for fixed-rate borrowing, the Bank continues to originate fixed-rate loans. Fixed-rate loans originated may be retained in the Bank’s portfolio, or they may be sold to Fannie Mae with servicing rights retained for which the Bank receives a minimum fee of one quarter of one percent of the outstanding loan balance. During the year ended March 31, 2013, the Bank originated no adjustable-rate mortgage loans and originated fixed-rate mortgage loans amounting to $43.4 million. During the year ended March 31, 2013, the Bank sold $29.1 million of fixed-rate loans in the secondary mortgage market. At March 31, 2013, the Bank held $54.1 million in fixed-rate mortgages of which $790,000 are identified as available for sale.

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

Construction Lending. The Bank has traditionally been involved in construction lending. As of March 31, 2013, the Bank had 25 construction loans outstanding, with $6.9 million committed in construction loan financing, representing 4.9% of the total loan portfolio. On that date, $2.6 million of total committed construction loan financing had not been advanced. The Bank’s construction lending activity is primarily focused on single-family homes and residential development. Construction loans are also extended to individuals for the construction of their primary residences, for which the Bank provides permanent financing. The Bank also extends construction loan financing to builders and developers for the construction of single-family residences and the development of residential subdivisions and condominiums. Additionally, the Bank offers loans for the construction of commercial real estate such as office buildings, retail business development and other commercial properties. At March 31, 2013, the Bank’s average construction loan balance was $176,000 and the single largest construction loan with a commitment outstanding as of March 31, 2013, was for $568,000 ($568,000 advanced as of March 31, 2013) on a single-family home in Duxbury, Massachusetts. Collateral for this construction loan consists of a first mortgage on the real estate which has an appraised value of $905,000 as complete.

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

Commercial Real Estate Lending. The Bank also originates commercial real estate loans for its portfolio, secured by multi-family residences (over four units) and residential apartment complexes, retail buildings, office buildings and other types of commercial real estate. The Bank generally limits its commercial real estate lending activity to its primary market area. As of March 31, 2013, the Bank had $42.7 million in commercial real estate loans outstanding, representing 29.8% of the Bank’s total loans. At that date, the average commercial real estate loan balance was $251,000. The largest commercial real estate exposure at March 31, 2013, was $2.4 million and was secured by residential building lots in Nantucket, Massachusetts, and the limited personal guarantees of the principals. Appraised value of this parcel was approximately $4.6 million. The second largest commercial real estate loan as of March 31, 2013, was for $1.6 million, and was secured by a first mortgage on a mixed use building in Boston’s Back Bay and personal guarantee of the principals. The appraisal acquired in connection with the origination of this loan indicated its value to be approximately $9.7 million. These loans were current at March 31, 2013.

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

Commercial Loans. Commercial loans are of potential benefit to the Bank due to their higher yields and shorter terms and, although entailing greater risk than conventional mortgage, at March 31, 2013 totaled $4.3 million, or 3.0%, of the Bank’s loan portfolio. At that date, 114 commercial business loans were outstanding with an average balance of $38,000, while the largest commercial business loan at that date was a $370,000 term loan for a Plymouth, Massachusetts restaurant. This loan is secured by assets of the business, a junior mortgage on the guarantor’s residence and an SBA guarantee.

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

Consumer Loans, Home Equity Loans and Home Equity Lines of Credit. The Bank’s consumer loan portfolio decreased by $284,000 in the year ended March 31, 2013 and totaled $1.5 million on March 31, 2013, representing 1.0% of the total loan portfolio on that date. These loans had a weighted average yield of 6.25% at March 31, 2013. The Bank offers both secured and unsecured personal loans, automobile loans, short-term loans and overdraft protection. The consumer loan department fully considers all aspects of the application prior to approval or rejection.

The Bank also offers home equity loans and lines of credit which are secured by one—to four-family owner-occupied residences, and second homes. The Bank generally limits this lending activity to its primary market area. The Bank will lend up to 80% of the value of the property securing the loan, less any outstanding first mortgage. The maximum loan amount for home equity loans and lines of credit is $200,000 for loan-to-value ratios up to 75% and $100,000 for loan-to-value ratios up to 80%. Fixed-rate home equity loans are offered with 5 to 20-year terms. As of March 31, 2013, the Bank had $2.6 million outstanding in home equity loans, representing 1.8% of the Bank’s total loans.

The Bank’s home equity credit line program provides for monthly rate adjustments tied to the prime lending rate reported in The Wall Street Journal, subject to a floor rate as determined from time to time. Previously, the Bank has offered an initial fixed-rate period of up to five years. At March 31, 2013, the outstanding balance of the Bank’s home equity lines was $15.7 million, with a weighted average yield of 3.90%. The underwriting of home equity loans and lines of credit is conducted by the Bank’s consumer loan department using similar credit guidelines and parameters as are used with first mortgage requests.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At March 31,		At April 30,
	2013	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Residential mortgages	$—	$282	$1,108	$—	$315	$617
Commercial mortgages	298	—	456	295	—	—
Home equity loans and lines of credit	147	30	139	99	30	—
Commercial loans	—	—	—	120	—	—

Total nonaccrual loans	$445	$312	$1,703	$514	$345	$617

Accruing loans past due 90 days or more:
Residential loans	$—	$—	$—	$—	$—	$—
Commercial mortgages	—	250	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—

Total accruing loans past due 90 days or more	$—	$250	$—	$—	$—	$—

Impaired loans:
Residential loans	$—	$—	$761	$—	$—	$—
Commercial mortgages	—	—	456	881	595	—
Home equity loans and lines of credit	148	60	139	99	—	—
Commercial loans	1,808	—	—	120	—	—
Consumer loans	—	2

Total	$1,956	$62	$1,356	$1,100	$595	$—

Total of nonaccruing loans, accruing loans past due 90 days or more and restructured loans	$796	$562	$1,703	$1,100	$940	$617

Percentage of net loans	0.57%	0.42%	1.37%	0.91%	0.72%	0.49%

Other nonperforming assets(1)	$139	$194	$1,211	$1,815	$590	$605

(1)	Other nonperforming assets represent property acquired by the Company through foreclosure. This property is carried at the lower of its fair market value or the principal balance of the related loan.

At March 31, 2013, the Bank had one commercial mortgage and two home equity lines of credit on nonaccrual status.

During the year ended March 31, 2013, gross interest income of $8,000 would have been recorded on mortgage loans accounted for on a nonaccrual basis if such loans had been current through the period; $16,000 of interest income was actually recorded on such loans during the year ended March 31, 2013.

At March 31, 2013, the Bank had 10 loans with a total outstanding principal balance of $3.3 million which were not classified as nonperforming assets, but where information about credit problems of the borrowers has caused management to have concern as to the ability of the borrower to comply with current repayment terms.

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

At March 31, 2013, the Bank had five impaired loans totaling $2.0 million. The average investment in impaired loans during the fiscal year was $2.0 million and the valuation allowance related to the impaired loans was $241,000. During the year ended March 31, 2013, interest income recognized on the impaired loans was $112,000.

During the year ended March 31, 2013, the Bank made provisions for loan losses totaling $40,000 compared to $228,000 for loan losses for the eleven months ended March 31, 2013, a provision of $201,000 for loan losses for the year ended April 30, 2011. At March 31, 2013, the Bank’s reserve for loan losses totaled $1.2 million. While the Bank believes it has established its reserve for loan losses in accordance with generally accepted accounting principles, there can be no assurance (i) that regulators, in reviewing the Bank’s loan portfolio in the future, will not request that the Bank increase its allowance for possible loan losses, or (ii) that deterioration will not occur in the Bank’s loan portfolio, thereby negatively impacting the Bank’s financial condition and earnings.

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

The following table provides an analysis of the allowance for loan losses during the dates indicated.

	Year Ended March 31,	Eleven Months Ended March 31	Years Ended April 30,
	2013	2012	2011	2010	2009	2008
		(Dollars in thousands)
Balance at beginning of period	$1,217	$1,214	$1,194	$1,305	$1,375	$1,673

Charge-offs:
Mortgage loans	—	(124)	(123)	(264)	(78)	(300)
Other loans	(57)	(107)	(130)	(68)	—	(5)

Total charge-offs	(57)	(231)	(253)	(332)	(78)	(305)

Total recoveries	8	6	72	6	8	7
Net loans (charged-off) recoveries	(49)	(225)	(181)	(326)	(70)	(298)

Provision for possible loan losses	40	228	201	215	—	—

Balance at end of period	$1,208	$1,217	$1,214	$1,194	$1,305	$1,375

Ratio of net (charge-offs) recoveries to average loans outstanding	(.04)%	(0.18)%	(0.14)%	(0.26)%	(0.05)%	(0.22)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At March 31,				At April 30,
	2013		2012		2011		2010		2009		2008
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Net Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
At end of period allocated to:
Residential mortgages	$173	48.5%	$182	44.0%	$173	38.4%	$161	38.0%	$242	40.9%	$339	40.5%
Commercial mortgages	640	29.8	585	32.1	635	34.3	639	33.4	706	32.5	591	29.1
Construction mortgages	55	4.9	65	4.8	95	4.9	95	4.6	89	4.9	181	6.4
Home equity loans and lines of credit	238	12.8	246	14.5	182	16.7	151	17.8	166	17.2	161	19.2
Commercial loans	89	3.0	114	3.3	112	4.4	129	4.8	82	3.2	76	3.1
Consumer loans	13	1.0	25	1.3	17	1.3	19	1.4	20	1.3	27	1.7

Total allowance for loan losses	$1,208	100.0%	$1,217	100.0%	$1,214	100.0%	$1,194	100.0%	$1,305	100.0%	$1,375	100.0%

Based upon management’s assessment and year-end economic and real estate market conditions, management believes that the allowance for loan losses as of March 31, 2013, is adequate to absorb potential future losses in the Bank’s loan portfolio. However, further deterioration of the real estate market or economy in the Bank’s market area could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, significant provisions for loan losses and a further reduction in net interest income.

Investment Activities

The Bank has authority to invest in a wide range of securities deemed to be prudent, subject to regulatory restrictions which have not significantly limited the Bank’s investment activities. The Bank’s management believes it is proper to maintain an investment portfolio that provides not only a source of income, but also a source of liquidity to meet lending demands and fluctuations in deposit flows. The relative mix of investment securities and loans in the Bank’s portfolio is dependent upon the comparative attractiveness of yields available to the Bank and demand for various types of loans that it makes as compared to yields on investment securities. At March 31, 2013, the Bank’s portfolio of interest-bearing deposits in banks and investment securities totaled $103.1 million, which represented 39.5% of total assets.

During the year ended March 31, 2013, the Bank’s portfolio of investment and interest-bearing deposits in banks increased by $6.3 million. This increase was comprised of growth of $4.6 million in U.S. Government Agency Obligations, an increase of $2.1 million in mortgage-backed and related securities, and an increase of $329,000 in interest-bearing deposits in banks. Offsetting these increases was a reduction of $335,000 in municipal obligations. Finally, the unrealized gain on securities available-for-sale decreased by $401,000, from $1.3 million at March 31, 2012 to $894,000 at March 31, 2013.

The Bank’s portfolio of fixed-income investment securities consists of instruments offering varying maturities or adjustable interest rates, including interest-bearing deposits in banks, United States Treasury and government agency obligations, investment grade corporate bonds, municipal obligations and money market instruments. The average life to maturity of the Bank’s U.S. Government agency and municipal obligations fixed-income investment portfolio was 5.4 years at March 31, 2013. The Bank’s investment portfolio is managed by the Bank’s President and Treasurer, who make investment decisions (with the assistance of an independent investment advisory firm) for the Bank. For more information on the Bank’s investment portfolio see Note B of Notes to Consolidated Financial Statements.

Investment Portfolio. The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated. For information regarding the classification of investment securities as available for sale or held to maturity see Notes A and B of Notes to Consolidated Financial Statements in this Form 10-K.

	At March 31, At April 30,
	2013		2012		2011		2010
	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value	Book Value	Market Value
	(Dollars in thousands)
Short-term Investments:
Interest-bearing deposits in banks	$8,931	$8,931	$8,602	$8,602	$6,256	$6,256	$15,914	$15,914

Investment Securities:
Bonds and obligations:
U.S. Government agency Obligations	26,993	27,022	22,398	22,434	25,476	25,421	33,495	33,641
Mortgage-backed and related securities	60,029	61,630	57,952	60,169	57,983	59,788	52,888	55,102
Corporate debt securities	—	—	—	—	500	501	500	500
Municipal obligations	5,534	5,886	5,869	6,280	6,015	6,182	4,638	4,803
Trust preferred securities	750	762	750	717	750	732	750	628
Equity securities	—	—	—	74	—	126	748	799
Unrealized gain (loss) on securities available for sale	894	—	1,295	—	1,180	—	1,350	—

Total investment securities	94,200	95,300	88,264	89,674	91,904	92,750	94,369	95,473

Total short-term investments and investment securities	$103,131	$104,231	$96,866	$98,276	$98,160	$99,006	$110,283	$111,387

The following table sets forth the scheduled maturities, carrying values and average yields for the Bank’s investment portfolio at March 31, 2013

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield	Book Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government agency obligations	$—	—	$7,998	1.01%	$3,999	1.24%	$—	—	$11,997	1.09%
Mortgage-backed and related securities (1)	67	4.16%	15,240	3.41%	15,678	1.98%	—	—	30,985	2.69%
Municipal obligations	—	—	—	—	2,256	3.91%	714	3.07%	2,970	3.71%

Total	$67	4.16%	$23,238	2.58%	$21,933	2.04%	$714	3.07%	$45,952	2.34%

Securities available for sale:
U.S. Government agency obligations	$—	—	$13,512	0.99%	$1,501	1.40%	$—	—	$15,013	1.03%
Mortgage-backed and related securities (1)	9	4.00%	15,605	2.92%	14,147	2.21%	—	—	29,761	2.58%
Municipal obligations	—	—	—	—	1,621	2.95%	1,091	3.31%	2,712	3.09%
Trust preferred securities	—	—	—	—	—	—	762	7.08%	762	7.08%

Total	$9	4.00%	$29,117	2.02%	$17,269	2.21%	$1,853	4.86%	$48,248	2.20%

(1)	For purposes of the maturity table, mortgage-backed and asset-backed securities, which are not due at a single maturity date, have been allocated to maturity groups based on the weighted average estimated life of the underlying collateral.

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

Deposits. The Bank’s deposit accounts consist of regular savings, NOW and commercial checking accounts, money market deposit and term certificates of deposit. During the year ended March 31, 2013, deposits, including interest credited, increased by $9.1 million to $235.7 million from $226.6 million at March 31, 2012. As of March 31, 2013, 16.7% of the Bank’s total deposits were in money market deposit accounts, 21.9% were in regular savings accounts, 33.1% were in term certificates of deposit and 28.3% were in NOW and demand deposit accounts. At March 31, 2013, retirement account balances totaled $15.4 million, or 6.5% of total deposits.

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

	At March 31, 2013			At March 31, 2012			At April 30, 2011			At April 30, 2010
	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate	Amount	Percent to Total	Average Rate
	(Dollars in thousands)
Demand deposits and official checks	$22,634	9.6%	—%	$19,954	8.8%	—%	$20,525	9.3%	—%	$19,728	8.7%	—%
NOW accounts	43,972	18.7	0.09	37,955	16.7	0.14	33,649	15.2	0.20	32,598	14.5	0.20
Regular savings	51,676	21.9	0.10	42,770	18.9	0.10	38,150	17.3	0.25	34,849	15.5	0.25
Money market deposit accounts	39,324	16.7	0.29	39,341	17.4	0.35	36,650	16.6	0.54	38,527	17.1	0.82

Total noncertificate accounts	157,606	66.9	0.13	140,020	61.8	0.17	128,974	58.4	0.28	125,702	55.8	0.37
Certificate accounts	78,077	33.1	0.83	86,542	38.2	1.04	92,049	41.6	1.24	99,615	44.2	1.50

Total deposits	$235,683	100.0%	0.36%	$226,562	100.0%	0.50%	$221,023	100.0%	0.68%	$225,317	100.0%	0.87%

Certificates of Deposit. The following table sets forth the Bank’s time deposits classified by interest rate at the dates indicated.

	At March 31,		At April 30,
	2013	2012	2011	2010
Under 2.00%	$71,764	$78,976	$81,897	$88,077
2.00 – 3.99%	6,313	7,531	9,303	9,209
4.00 – 5.99%	—	35	849	2,329
6.00 – 7.99%	—	—	—	—

Total	$78,077	$86,542	$92,049	$99,615

The following table sets forth the amount and maturities of the Bank’s time deposits at March 31, 2013.

	Amount Due
	Less Than One Year	One to Two Years	Two to Three Years	After Three Years	Total
Rate	(In thousands)
Under 2.00%	$51,580	$14,612	$3,092	$2,480	$71,764
2.00 – 3.99%	689	1,712	3,309	603	6,313
4.00 – 5.99%	—	—	—	—	—
6.00 – 7.99%	—	—	—	—	—

Total	$52,269	$16,324	$6,401	$3,083	$78,077

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of March 31, 2013.

Maturity Period	Certificates Of Deposit
(In thousands)
Three months or less	$7,895
Over three through six months	3,432
Over six through 12 months	6,929
Over 12 months	12,842

Total	$31,098

For further information concerning the Bank’s deposits, see Note G of Notes to Consolidated Financial Statements.

Borrowings. Savings deposits and loan repayments are the primary source of funds for the Bank’s lending and investment activities and for its general business purposes. From time to time, the Bank also borrows funds from the FHLB of Boston to meet loan demand and to take advantage of other investment opportunities. All advances from the FHLB are secured by certain unencumbered residential mortgage loans held by the Bank. At March 31, 2013, the Bank had $1.0 million in outstanding borrowings from the FHLB of Boston. Additional established sources of liquidity include the Federal Reserve System and The Co-operative Central Bank Reserve Fund. For further information concerning the Bank’s borrowings and available lines of credit, see Note H of Notes to Consolidated Financial Statements.

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

At March 31, 2013, the Bank’s investment in MFLR totaled $20.2 million, all of which was used to buy, sell and hold investment securities.

The Bank has a second wholly owned subsidiary, Mayflower Plaza, LLC, incorporated under the laws of Massachusetts as a limited liability corporation. This entity was formed to take ownership of a small retail plaza in Lakeville, Massachusetts, on which the Bank has constructed its Lakeville office. The approximate investment in this entity is currently $354,000.

Performance Ratios

The table below sets forth certain performance ratios of the Bank at or for the dates indicated.

	At or for the Year Ended March 31	At or for the Eleven Months Ended March 31,	At or for the Year Ended April 30,
	2013	2012	2011	2010
Return on average assets (net earnings divided by average total assets)	0.58%	0.53%	0.54%	0.47%
Return on average stockholders’ equity (net earnings divided by average stockholder’s equity)	6.56	6.15	6.41	5.83
Dividend payout ratio (dividends declared per share divided by net earnings per share)	33.75	40.87	37.37	50.21
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.39	3.62	3.77	3.53
Ratio of average interest-earning assets to average interest-bearing liabilities	102.58	101.44	100.36	99.93
Ratio of noninterest expense to average total assets	3.10	2.91	3.30	3.16

Interest Rate Sensitivity Gap Analysis

The following table presents the Bank’s interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2013. In addition the table indicates the Bank’s interest sensitivity gap at various periods and the ratio of the Bank’s interest-earning assets to interest-bearing liabilities at various periods. Term certificates are based upon contractual maturities.

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Over Twenty Years	Total
Interest-sensitive assets:
Interest-bearing deposits in banks	$8,931	$—	$—	$—	$—	$—	$8,931
Investment securities (1)	2,964	389	22,015	10,722	49,072	9,038	94,200
Federal Home Loan Bank stock	1,252	—	—	—	—	—	1,252
Deposits with The Co-operative Central Bank	449	—	—	—	—	—	449
Fixed-rate mortgages	6,295	5,108	2,540	9,099	15,894	37,443	76,379
Adjustable-rate residential and commercial mortgage loans	19,815	10,331	8,619	2,209	1,588	—	42,562
Commercial loans	3,102	279	407	552	—	—	4,340
Home equity lines of credit	14,736	774	203	—	—	—	15,713
Consumer loans	704	276	286	195	—	—	1,461

Total loans	44,652	16,768	12,055	12,055	17,482	37,443	140,455

Total interest-sensitive assets	$58,248	$17,157	$34,070	$22,777	$66,554	$46,481	$245,287

Interest-sensitive liabilities:
Money market accounts	$39,324	$—	$—	$—	$—	$—	$39,324
Certificates of deposit	52,269	22,725	3,083	—	—	—	78,077
NOW accounts (2)	43,972	—	—	—	—	—	43,972
Regular savings (2)	51,676	—	—	—	—	—	51,676
Borrowed funds	—	—	1,000	—	—	—	1,000

Total interest-sensitive liabilities	$187,241	$22,725	$4,083	$—	$—	$—	$214,049

Interest sensitivity gap	$(128,993)	$(5,568)	$29,987	$22,777	$66,554	$46,481	$31,238

Cumulative interest sensitivity gap	$(128,993)	$(134,561)	$(104,574)	$(81,797)	$(15,243)	$31,238

Ratio of interest-sensitive assets to interest-sensitive liabilities	31.11%	75.50%	834.44%	N/A	N/A	N/A	114.59%

Cumulative rate of interest-sensitive assets to interest-sensitive liabilities	31.11%	35.91%	51.14%	61.79%	92.88%	114.59%

(1)	Equity securities, including preferred stocks that have no maturity date are shown in one year or less. Trust preferred securities are shown in the “Over Twenty Years” column. Fixed-rate mortgage-backed and asset-backed securities are shown on their final maturity date. Adjustable-rate mortgage-backed securities are shown on the next repricing date.
(2)	Subject to repricing on a monthly basis.

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

	Year Ended March 31, 2013 vs. Eleven Months Ended March 31, 2012					Eleven Months Ended March 31, 2012 vs. Year Ended April 30, 2011					Year Ended April 30, 2011 vs. 2010
	Changes Due to Increase (Decrease)					Changes Due to Increase (Decrease)					Changes Due to Increase (Decrease)
	Total	Volume	Rate	Rate/ Volume	Short Period	Total	Volume	Rate	Rate/ Volume	Short Period	Total	Volume	Rate	Rate/ Volume
	(In thousands)
Interest income:
Loans	$603	$664	$(585)	$(56)	$580	$(818)	$39	$(276)	$(1)	(580)	$(211)	$113	$(319)	$(5)
Investments	(565)	(177)	(666)	40	238	(597)	67	(418)	(8)	(238)	(653)	(115)	(555)	17

Total	38	487	(1,251)	(16)	818	(1,415)	106	(694)	(9)	(818)	(864)	(2)	(874)	12

Interest expense:
Deposits	(224)	14	(344)	(4)	110	(504)	51	(432)	(13)	(110)	(1,194)	67	(1,233)	(28)
Borrowings	(54)	(62)	(3)	2	9	(107)	(113)	32	(17)	(9)	(227)	(228)	2	(1)

Total	(278)	(48)	(347)	(2)	119	(611)	(62)	(400)	(30)	(119)	(1,421)	(161)	(1,231)	(29)

Increase (decrease) in net interest and dividend income	$316	$535	$(904)	$(14)	$699	$(804)	$168	$(294)	$21	$(699)	$557	$159	$357	$41

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

	Year Ended March 31,			Eleven Months Ended March 31,			Year Ended April 30,
	2013			2012			2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$138,048	$6,978	5.05%	$126,006	$6,375	5.52%	$125,333	$7,193	5.74%	$123,447	$7,404	6.00%
Investments	97,529	2,060	2.11	105,782	2,625	2.48	100,176	3,222	3.22	101,731	3,875	3.81

Total interest-earning assets	$235,577	9,038	3.84	$231,788	9,000	4.24	$225,509	10,415	4.62	$225,178	11,279	5.01

Interest-bearing liabilities:
Deposits	$228,651	$983	0.43	$226,181	$1,207	0.58	$219,644	1,711	0.78	$214,700	2,905	1.35
Borrowings	1,000	46	4.60	2,309	100	4.72	5,051	207	4.10	10,634	434	4.08

Total interest-bearing liabilities	$229,651	1,029	0.45	$228,490	1,307	0.62	$224,695	1,918	0.85	$225,334	3,339	1.48

Net interest income		$8,009			$7,693			$8,497			$7,940

Interest rate spread			3.39%			3.62%			3.77%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.58%			101.44%			100.36%			99.93%

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Company and the Bank.

Certain of the regulatory requirements that are applicable to the Company and the Bank are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on us.

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

The Sarbanes Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricted the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act required chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting in this Annual Report on Form 10-K. The Company is currently considered a smaller reporting company with the SEC and is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to The Co-operative Central Bank, the Bank’s excess deposit insurer. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the year ended March 31, 2013 was $30,000.

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

At March 31, 2013, the Bank’s ratio of core Tier 1 capital to total average assets was 8.6%, its ratio of Tier 1 capital to risk-weighted assets was 16.7% and its ratio of total risk-based capital to risk-weighted assets was 17.7%. Capital ratios for the Company were 8.6%, 16.7% and 17.7%, respectively.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets. When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All nonsubsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2013, the Bank had no equity securities that were held under such grandfathering authority.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rates range from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment. In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That limit was made permanent by the Dodd-Frank Act.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the year ended March 31, 2013 averaged approximately 0.65 of a basis point of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

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

If an institution’s capital falls below the “critically undercapitalized” level, the institution is subject to conservatorship or receivership within specified timeframes. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to associations in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Bank with respect to the prompt corrective action rules, see Note P of Notes to Consolidated Financial Statements.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating to $79.5 million less an exemption of $12.4 million (which may be adjusted annually by the FRB), the reserve requirement is 3%; and for accounts greater than $71.0 million, the reserve requirement is 10% (which may be adjusted annually by the FRB between 8% and 14%) of the portion in excess of $79.5 million. The Bank is in compliance with these requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2013 of $1.3 million.

For the years ended April 30, 2011 and 2010, the eleven months ended March 31, 2012 and the year ended March 31, 2013, cash dividends from the FHLB of Boston to the Bank amounted to $1,000, $0, $6,000 and $7,000 respectively. Further, there can be no assurance that the impact of economic events or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

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

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

State Taxation. Currently, the Massachusetts excise tax rate for co-operative banks is 9.0% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

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

Employees

At March 31, 2013, the Bank employed 57 full-time and 14 part-time employees. The Bank’s employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Item 1A. Risk Factors

Our pending Merger with Independent is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the Merger does not occur, it could have a material and adverse effect on our business, results of operations and our stock price.

On May 14, 2013, the Company entered into the Merger Agreement and related agreements with Independent and Rockland, pursuant to which (i) the Company would be merged with and into Independent, (ii) the Bank would be merged with and into Rockland and (iii) each share of the Company’s common stock would be converted into the right to receive either (i) $17.50 in cash or (ii) 0.565 shares of Independent common stock. Consummation of the merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the merger by the holders of at least two-thirds of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals, without significant adverse or burdensome conditions; and (iii) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the Merger.

As a result of the pending merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of Independent; (ii) the restrictions and limitations on the conduct of the Company’s business pending the merger may disrupt or otherwise adversely affect its business and our relationships with its customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company’s shareholders will not receive the consideration which Independent has agreed to pay; (ii) the Company’s stock price may decline significantly; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay Independent a termination fee of $1.5 million.

Our nonresidential real estate and construction lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one—to four-family residential mortgage loans. At March 31, 2013, nonresidential real estate and construction loans totaled $49.6 million, which represented 34.7% of total loans.

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

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For the fiscal years ended April 30, 2008, 2009, 2010 and 2011, our interest rate spread was 2.91%, 3.22%, 3.53% and 3.77%, respectively. For the eleven months ended March 31, 2012, our interest rate spread was 3.62% and for the year ended March 31, 2013, our interest rate spread was 3.39%. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a range of 0 – 0.25% at April 30, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

At March 31, 2013, our allowance for loan losses as a percentage of total loans was 0.84%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Additionally, the federal banking regulatory agencies issued rules that implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III and regulations of the federal banking regulatory agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on banking entities and their holding companies.

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

Financial regulatory reform may have a material impact on our operations.

The Dodd-Frank Act enacted in 2010 has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring certain public companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

It remains difficult to predict what impact this legislation and implementing regulations will have on institutions such as Mayflower Co-operative Bank, including on our lending and credit practices. Moreover, significant provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may increase our operating and compliance costs in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Bank owns six of its offices and leases its Bridgewater and Rochester, Massachusetts locations. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2013:

Office Location	Year Opened	Net Book Value at March 31, 2013
		(Dollars in thousands)
Main Office	1889	$3,106
30 South Main Street
Middleboro, MA

94 Court Street	1974	110
Plymouth, MA

Great Neck Road and Onset Avenue	1981	398
Wareham, MA

565 Rounseville Road (1)	1995	—
Rochester, MA

5 Scotland Boulevard (2)	1998	297
Bridgewater, MA

166 County Street
Lakeville, MA	2005	847

2420 Cranberry Highway
Wareham, MA	2007	2,349

57-59 Obery Street
Plymouth, MA	2009	2,786

(1)	The lease for the Rochester location expires August 2016.
(2)	The lease for the Bridgewater location is a land only lease for a term of thirty years through November 2027.

At March 31, 2013, the total net book value of the Bank’s premises and equipment was $10.5 million. For further information, see Note F of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock prices are quoted on the NASDAQ Global Market under the symbol MFLR.

High and low sales prices and dividends paid during the year ended March 31, 2013 and the eleven months ended March 31, 2012:

Quarterly Sales Prices	High	Low	Dividends Paid
2012
1st Quarter ended July 31, 2011	$9.18	$8.40	$0.06
2nd Quarter ended October 31, 2011	$8.88	$7.00	$0.06
3rd Quarter ended January 21, 2013	$8.76	$7.40	$0.06
Two months ended March 31, 2012	$8.50	$7.57	$0.06

2013
1st Quarter ended June 30, 2012	$10.86	$8.00	$.0.6
2nd Quarter ended September 30, 2012	$11.20	$9.86	$.0.6
3rd Quarter ended December 31, 2012	$10.97	$9.85	$.0.6
4th Quarter ended March 31, 2013	$11.25	$9.75	$.0.6

The Company may not declare or pay dividends on its capital stock if the effect would cause its capital to be reduced below regulatory requirements or otherwise violate applicable regulatory requirements. As of March 31, 2013, the Company had approximately 219 shareholders of record of 2,058,422 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their common stock in nominee or “street” name through various brokerage firms.

The Company did not repurchase any shares during the fourth quarter of the year ended March 31, 2013.

Item 6. Selected Financial Data

	March 31 2013	March 31, 2012	April 30, 2011	April 30, 2010	April 30, 2009
(Dollars In Thousands, Except Per Share Data)
Balance Sheet and Other Data:
Total assets	$261,344	$251,555	$246,883	$255,530	$249,545
Interest-bearing deposits in banks	8,931	8,602	6,256	15,914	6,184
Investment securities, including mortgage-backed securities	94,200	88,264	91,904	94,369	90,261
Loans, net	139,321	134,331	124,497	120,545	131,111
Stock in the FHLB of Boston	1,252	1,449	1,650	1,650	1,650
Deposits	235,683	226,562	221,023	225,317	213,957
Advances and borrowings	1,000	1,000	3,500	7,500	13,888
Stockholders’ equity	22,626	21,884	21,777	20,480	19,338
Book value per share	10.99	10.61	10.21	9.85	9.27

	Year Ended March 31 2013	11 Months Ended March 31, 2012	Year Ended April 30, 2011	Year Ended April 30, 2010	Year Ended April 30, 2009
(Dollars In Thousands, Except Per Share Data)
Operating Data:
Interest income	$9,038	$9,000	$10,415	$11,279	$12,406
Interest expense	1,029	1,307	1,918	3,339	5,068

Net interest income	8,009	7,693	8,497	7,940	7,338
Provision for loan losses	40	228	201	215	—

Net interest income after provision for loan losses	7,969	7,465	8,296	7,725	7,338
Noninterest income:
Loan origination and other loan fees	102	84	145	123	136
Customer service fees	548	583	666	719	695
Gain (loss) on sales and writedowns of investment securities and loans, net	1,114	670	766	691	(1,399)
Other	365	350	344	264	245

Total noninterest income	2,129	1,687	1,921	1,797	(323)

Noninterest expense	7,840	7,317	8,142	7,802	7,185

Income (loss) before income taxes	2,258	1,835	2,075	1,720	(170)
Provision (benefit) for income taxes	790	618	737	557	(205)

Net income	$1,468	$1,217	$1,338	$1,163	$35

Price Share Data:
Basic earnings per share	$0.71	$0.59	$0.64	$0.56	$0.02
Diluted earnings per share	$0.71	$0.59	$0.64	$0.56	$0.02
Weighted average basic shares outstanding	2,059	2,069	2,082	2,083	2,090
Dividends paid per share	2,064	2,072	2,082	2,088	2,176
	$0.24	$0.24	$0.24	$0.28	0.40
Selected Ratios:
Annualized return on average assets	0.58%	0.53%	0.54%	0.47%	0.02%
Annualized return on average stockholders’ equity	6.56%	6.15%	6.41%	5.83%	0.19%
Stockholders’ equity to assets (1)	8.66%	8.70%	8.58%	8.01%	7.75%
Tier 1 capital to average assets	8.60%	8.43%	8.35%	7.90%	7.56%
Interest rate spread	3.39%	3.62%	3.77%	3.53%	3.22%
Dividend payout ratio	33.72%	40.87%	37.37%	50.21%	2,385.71%

(1)	This ratio is based on year-end balances

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in Year-End:

Effective February 2012, Mayflower Bancorp, Inc. changed its fiscal year-end from April 30 to March 31. The financial statements presented are for the year ended March 31, 2013 as compared to the eleven month period ended March 31, 2012.

Recent Accounting Pronouncements:

For a discussion of recent accounting pronouncements, see Note A of the Company’s Consolidated Financial Statements included in this Annual Report.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of income and expense during the reporting periods. Actual amounts could differ from such estimates. The Company believes that the following accounting policies are among the most critical because they involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Allowance for loan losses:

The provision for loan losses represents a charge or credit against current earnings and an addition or deduction from the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing an adequate allowance for loan losses. The methodology includes three elements: (1) an analysis of individual loans currently delinquent or deemed to be impaired, (2) general loss allocations for various types of loans based on historic loss experience factors, and (3) an unallocated allowance. The general and unallocated allowances are maintained based on management’s assessment of many factors including the risk characteristics of the loan portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Management believes that the Company’s current allowance for loan losses is adequate. While the allowance for loan losses is evaluated by management based upon available information, future additions to the allowance may be necessary based on changes in local economic conditions. Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings. Additionally, regulatory agencies review the Company’s allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management. Refer to the discussion of Allowance for Loan Losses in Item 1. “Business” of this Annual Report on 10-K and Note A to Consolidated Financial Statements for a further description of the allowance for loan losses.

Other-than-temporarily impaired investment securities:

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines in value that are deemed other-than-temporary are recognized in the income statement through a write-down in the recorded value of the affected security. Management considers many factors in its analysis of other-than-temporarily impaired securities including industry analyst reports, performance according to terms, sector credit ratings, volatility in market price and other relevant information such as financial condition, earnings capacity and near term prospects of the company and the length of time and extent to which the fair value has been less than cost.

Whenever a debt or equity security is deemed to be other-than-temporarily impaired, as determined by management’s analysis, it is written-down to its current fair value. Any unfavorable change in general market conditions or the condition of a specific issuer could cause an increase in the Company’s impairment write-downs on investment securities, which would have an adverse effect on the Company’s earnings.

Financial Condition:

At March 31, 2013, the Company’s total assets were $261.3 million as compared to $251.6 million at March 31, 2012, an increase of $9.7 million or 3.9%. During the year ended March 31, 2013, net loans receivable increased by $5.0 million and total investment securities increased by $5.9 million. Also, during the year ended March 31, 2013, total deposits increased by $9.1 million.

Net loans receivable were $139.3 million at March 31, 2013, compared to $134.3 million at March 31, 2012, representing an increase of $5.0 million, or 3.7%. This increase was primarily due to an increase of $8.6 million in residential mortgages outstanding, partially a result of Mayflower Co-operative Bank electing to retain a larger percentage of fixed-rate mortgage originations. During the year ended March 31, 2013, historically low interest rates spurred continued strong residential mortgage financing activity, as the Company originated $43.4 million in residential mortgages as compared to $29.4 million originated for the eleven months ended March 31, 2012. Also during the year, the Company purchased $11.6 million of newly-originated 30-year fixed-rate mortgages, yielding approximately 3.27%, from financial institutions in eastern Massachusetts, as compared to $11.0 million in such purchases during the prior year period. Additionally, during the year, the Company sold $29.1 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $772,000, compared to sales of $19.4 million for the prior eleven month period, which resulted in gains of $376,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $8.6 million increase in residential loan balances as compared to March 31, 2012.

Offsetting this increase in residential mortgages was a decrease of $1.6 million in commercial loans and mortgages, a decrease of $1.8 million in home equity loans and lines of credit, and a decrease of $284,000 in consumer loans. Finally, net construction loans outstanding increased by $75,000.

During the year ended March 31, 2013, total investment securities increased by $5.9 million, primarily a result of increases in U.S. Government agency obligations and mortgage-backed and related securities, which increased by $4.6 million and $1.7 million, respectively.

Non-performing assets are comprised of non-accrual loans and real estate acquired by foreclosure. Non-performing loans typically consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of March 31, 2013, non-performing assets totaled $584,000, compared to $506,000 at March 31, 2012. The increase in non-performing assets is comprised of an increase of $133,000 in non-performing loans, offset by a decrease of $55,000 in real estate acquired by foreclosure. During the period, the Company was able to resolve certain previously classified non-performing loans, although additional loans were classified as non-performing, including one commercial mortgage with a current outstanding balance of $298,000 and one home equity line of credit with a current outstanding balance of $118,000. As of March 31, 2013, non-performing assets represented 0.22% of total assets compared to 0.20% of total assets at March 31, 2012.

At March 31, 2013, the Company’s allowance for loan losses was $1,208,000, which represented 0.87% of net loans receivable and 271.5% of non-performing loans at that date. This compares to a loan loss reserve balance of $1,217,000 at March 31, 2012, which represented 0.91% of net loans receivable and 390.1% of non-performing loans. During the period, the Company provided $40,000 to replenish the reserve and recorded net charge offs of $56,000 in home equity loans and lines of credit, offset by net recoveries of $6,000 in commercial loans and $1,000 in residential mortgages. Management continues to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely. The Company’s loan portfolio continues to rely heavily on the strength of the local economy and the real estate market and a significant deterioration in that market or other negative economic conditions could have a negative impact on the Company’s results. In addition, commercial business, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses on off-balance sheet credit exposures (included in other liabilities on the balance sheet). This allowance totaled $110,000 at March 31, 2013 and 2012. This allowance is intended to protect the Company against losses on undrawn or unfunded loan commitments made to customers.

At March 31, 2013, total deposits, after interest credited, increased by $9.1 million when compared to March 31, 2012. This increase was comprised of growth of $17.6 million in checking and savings accounts, partially offset by a reduction of $8.5 million in certificates of deposit. These fluctuations are the result of a management decision to reduce interest rates paid on certificates of deposit, which the Company considers non-core. Additionally, during the year, advances and borrowings remained constant at $1.0 million.

Total stockholders’ equity increased by $742,000 when compared to March 31, 2012. The increase in total equity is due to net income for the year of $1,468,000 and stock-based compensation credits totaling $74,000. Those increases in total equity were partially offset during the year by dividends paid of $0.24 per share totaling $495,000 and Company stock repurchases totaling $65,000. Additionally, total equity decreased by $240,000 due to a decrease in the net unrealized gain on securities classified as available-for-sale.

RESULTS OF OPERATIONS

Comparison of the year ended March 31, 2013 with the eleven months ended March 31, 2012

General:

Net income for the year ended March 31, 2013 was $1,468,000 compared with $1,217,000 for the eleven months ended March 31, 2012, an increase of $251,000. Net interest income was $8.0 million, the provision for loan losses was $40,000, total non-interest income was $2.1 million, and total non-interest expense was $7.8 million.

In February 2012, Mayflower Bancorp, Inc. changed its fiscal year-end from April 30 to March 31. Certain fluctuations between the year ended March 31, 2013 and the eleven months ended March 31, 2012 are a result of the shortened prior-year period.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the year ended March 31, 2013, the Company’s net interest margin decreased from 3.62% to 3.40%. This reduction is primarily a result of a decrease in yields on average interest-earning assets, which declined from 4.24% during the fiscal period ended March 31, 2012 to 3.84% during the fiscal year ended March 31, 2013.

The effect on net interest income as a result of changes in interest rates and in the amount of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided on changes for the period indicated attributable to (1) changes in volume (change in average balance multiplied by prior period yield), (2) changes in interest rates (changes in yield multiplied by prior period average balance) and (3) the combined effect of changes in interest rates and volume (change in yield multiplied by change in average balance).

	March 31, 2013 (12 Months) vs. March 31, 2012 (11 Months)
	Changes Due to Increase (Decrease)
(In Thousands)	Total	Volume	Rate	Rate/ Volume	Short Period
Interest income:
Loans receivable	$603	$664	$(585)	$(56)	$580
Investment securities	(561)	(171)	(666)	40	236
Interest-bearing deposits in banks	(4)	(6)	—	—	2

Total	38	487	(1,251)	(16)	818
Interest expense:
Deposits	(224)	14	(344)	(4)	110
Advances and borrowings	(54)	(62)	(3)	2	9

Total	(278)	(48)	(347)	(2)	119

Increase (decrease) in net interest income	$316	$535	$(904)	$(14)	$699

Interest and dividend income:

Total interest and dividend income increased by $38,000 or 0.4% to $9.0 million for the year ended March 31, 2013. A portion of this increase can be attributed to the shortened prior year eleven month reporting period as compared to the current year. Interest income from loans receivable increased by $603,000, of which $580,000 can be attributed to the shortened prior year period. The remainder of the fluctuation was due to a reduction in the average rate earned on loans from 5.52% in 2012 to 5.05% in 2013, offset by an increase of $12.0 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $561,000 ($236,000 attributable to short prior year period) as a result of decrease in the average yield earned, from 3.04% in 2012 to 2.32% in 2013, coupled with a decrease of $5.6 million in the average balance of investments. Income received from interest-bearing deposits in banks decreased by $4,000, primarily as a result of a decrease of $2.6 million in the average balance of these deposits.

Interest expense:

Total interest expense decreased by $278,000 or 21.3% to $1.0 million for the year ended March 31, 2013. Approximately $119,000 of this decrease can be attributed to the shortened prior year reporting period ended March 31, 2012. Interest expense on deposits decreased by $224,000, of which $110,000 is attributable to the shortened prior year period. The remainder of the decrease was due to a reduction in the average rate paid, from 0.58% in 2012 to 0.43% in 2013, offset by an increase of $2.5 million in the average balance of deposits. Interest expense on advances and borrowings decreased by $54,000 ($9,000 attributable to short prior year period) as a result of a decrease of $1.3 million in the average balance of advances and borrowings, coupled with a decrease in the average rate paid on advances, from 4.72% in 2012 to 4.60% in 2013.

Provision for loan losses:

The provision for loan losses was $40,000 for the year ended March 31, 2013, compared to $228,000 for the eleven months ended March 31, 2012. The allowance for loan losses is maintained at a level that management and the Board considers adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan loss, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Noninterest income:

Non-interest income was $2.1 million for the year ended March 31, 2013, compared to $1.7 million for the eleven months ended March 31, 2012, an increase of $442,000. Some of this increase can be attributed to the shortened eleven month prior year reporting period ended March 31, 2012. During the year ended March 31, 2013, Mayflower Bancorp, Inc. recorded $772,000 in gain on sales of mortgage loans, as compared to $376,000 recorded for the eleven months ended March 31, 2012. This increase is largely due to increased sales of residential fixed rate mortgages into the secondary market. During the fiscal year ended March 31, 2013, those sales totaled $29.1 million, whereas during the eleven months ended March 31, 2012, those sales were $19.4 million. Also, the gain on sales of investment securities was $342,000 for the current year, as compared to $294,000 for the shortened eleven month period ended March 31, 2012. For the year ended March 31, 2013, loan origination and other loan fees were $102,000, compared to $84,000 for the eleven months ended March 31, 2012, an increase of $18,000, some of which is due to the shortened prior year period. Finally, interchange income was $249,000 for the year ended March 31, 2013, compared to $210,000 for the eleven months ended March 31, 2012. For the year ended March 31, 2013, customer service fees totaled $548,000, compared to $583,000 for the eleven months ended March 31, 2012, a decrease of $35,000. This decrease is primarily a result of reduced return check fees collected. Finally, other income was $116,000, as compared to $140,000 for the prior year eleven month period, primarily a result of the elimination of the special dividend received from The Co-operative Central Bank (the Company’s excess deposit insurer) received during the prior period.

Noninterest expense:

Non-interest expense was $7.8 million for the year ended March 31, 2013, compared to $7.3 million for the eleven months ended March 31, 2012. Compensation and fringe benefit expense totaled $4,355,000 for the year ended March 31, 2013, compared to $3,965,000 for the eleven months ended March 31, 2012, an increase of $390,000. Most of the increase relates to the shortened prior year reporting period. The remaining increase is attributable to salary adjustments and increased benefit costs, offset by unpaid personnel absences. For the year ended March 31, 2013, occupancy and equipment expense was $1,052,000, compared to $969,000 for the eleven months ended March 31, 2012. This increase is due to the shortened eleven-month reporting period in the prior year and increased snow removal and heating costs during the winter of 2013. Losses and expenses of other real estate owned were $20,000 for the year ended March 31, 2013, compared to $172,000 for the eleven months ended March 31, 2012. Also, for the year ended March 31, 2013, FDIC assessment expense was $138,000, compared to $148,000 for the eleven months ended March 31, 2012. Finally, other expenses were $2,275,000 for the year ended March 31, 2013, compared to $2,063,000 for the eleven months ended March 31, 2012, an increase of $212,000, most of which relates to the prior year shortened period with the remainder due to increased legal and consulting expense.

Provision for income taxes:

The provision for income taxes was $790,000 for the year ended March 31, 2013 compared to $618,000 for the eleven months ended March 31, 2012. Effective income tax rates were 35.0% and 33.7%, respectively, for the 2013 and 2012 periods. The lower effective tax rate in comparison to statutory rates is reflective of income earned by a non-Bank investment subsidiary, which is taxed, for state purposes, at a lower rate and tax-exempt income earned on municipal securities.

Interest rate risk exposure and interest rate spread:

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

The Company does have market risk exposure, which is the risk of loss resulting from adverse changes in market prices and rates, and which arises primarily from interest rate risk inherent in its lending, security investments, and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure.

The Company’s primary objective in managing interest rate risk is to minimize the potential adverse impact of changes on its net interest income and capital, while adjusting its rate-sensitive asset and liability structure to obtain the maximum net yield on that relationship. However, a sudden or substantial shift in interest rates may adversely impact the Company’s earnings to the extent that the interest rate earned on interest-earning assets and interest paid on interest-bearing liabilities do not change at the same frequency, to the same extent or on the same basis.

The following table presents the Company’s income, yield and cost of funds by their primary components for the year ended March 31, 2013 and the eleven months ended March 31, 2012. Non-accrual loan and investment balances included in the calculation of the average interest-earning assets reduce the calculated yield.

	Year Ended March 31, 2013			Eleven Months Ended March 31, 2012
	Average Balance	Interest	Rate (Annualized)	Average Balance	Interest	Rate (Annualized)
	(In Thousands)
Interest-earning assets:
Loans receivable	$138,048	$6,978	5.05%	$126,006	$6,375	5.52%
Investment securities	87,662	2,037	2.32%	93,296	2,598	3.04%
Interest –bearing deposits in banks	9,867	23	0.23%	12,486	27	0.24%

All interest-earning assets	$235,577	9,038	3.84%	$231,788	9,000	4.24%

Interest-bearing liabilities:
Deposits	$228,651	983	0.43%	$226,181	1,207	0.58%
Advances and borrowing	1,000	46	4.60%	2,309	100	4.72%

All interest-bearing liabilities	$229,651	1,029	0.45%	$228,490	1,307	0.62%

Net interest income		$8,009			$7,693

Interest rate spread			3.39%			3.62%

Net interest margin			3.40%			3.62%

Liquidity and Capital Resources:

The Company’s primary sources of liquidity are deposits, loan payments and payoffs, investment income, maturities and principal repayments of investments, and advances from the Federal Home Loan Bank of Boston. The Bank has also established a line of credit with The Federal Reserve Bank, collateralized by certain Government Sponsored Agency securities. Additionally, as a member of The Co-operative Central Bank’s Reserve Fund, the Company has a right to borrow from the Reserve Fund for short-term cash needs, although it has not recently exercised this right. The Company’s liquidity management program is designed to insure that sufficient funds are available to meet its daily cash requirements.

The Company believes its capital resources, including deposits, scheduled loan repayments, revenue generated from the sales of loans and investment securities, unused borrowing capacity at the Federal Home Loan Bank of Boston, and revenue from other sources will be adequate to meet its funding commitments. At March 31, 2013 and 2012, the Company’s capital ratios were in excess of regulatory requirements.

Impact of Inflation:

The Consolidated Financial Statements and related consolidated financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on financial institutions’ performance than the effects of general levels of inflation.

Interest rates do not necessarily move in the same direction or shift to the same extent as the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable performance levels.

Off-Balance Sheet Arrangements:

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Middleboro, Massachusetts

We have audited the accompanying consolidated statement of financial condition of Mayflower Bancorp, Inc. (the “Company”) and Subsidiary as of March 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mayflower Bancorp, Inc. and Subsidiary as of March 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP

Boston, Massachusetts

June 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Middleboro, Massachusetts

We have audited the accompanying consolidated statement of financial condition of Mayflower Bancorp, Inc. (the “Company”) and Subsidiary as of March 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the eleven month period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mayflower Bancorp, Inc. and Subsidiary as of March 31, 2012, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Parent, McLaughlin & Nangle
Certified Public Accountants, Inc.

Boston, Massachusetts

June 11, 2012

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,
(In Thousands)	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,492	$3,764
Interest-bearing deposits in banks	8,931	8,602

Total cash and cash equivalents	12,423	12,366
Investment securities (Note B):
Securities available-for-sale	48,248	44,295
Securities held-to-maturity	45,952	43,969

Total investment securities	94,200	88,264
Loans receivable, net (Note C)	139,321	134,331
Accrued interest receivable (Note E)	781	867
Real estate held for investment	606	628
Real estate acquired by foreclosure	139	194
Premises and equipment, net (Note F)	10,489	10,717
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,252	1,449
Refundable income taxes (Note I)	447	596
Deferred income taxes (Note I)	—	377
Other assets	1,237	1,317

Total Assets	$261,344	$251,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits (Note G)	$235,683	$226,562
Advances and borrowings (Note H)	1,000	1,000
Advances from borrowers for taxes and insurance	772	655
Deferred income taxes (Note I)	92	—
Accrued expenses and other liabilities	1,171	1,454

Total Liabilities	238,718	229,671

Commitments and contingencies (Notes K and M)	—	—
STOCKHOLDERS’ EQUITY (Note M)
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,058,422 shares at March 31, 2013 and 2,063,067 shares at March 31, 2012	2,058	2,063
Additional paid-in capital	4,383	4,321
Retained earnings	15,635	14,710
Accumulated other comprehensive income	550	790

Total Stockholders’ Equity	22,626	21,884

Total Liabilities and Stockholders’ Equity	$261,344	$251,555

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year ended	Eleven months ended
	March 31,
	2013	2012
	(In Thousands, Except Per Share Data)
INTEREST INCOME:
Loans receivable	$6,978	$6,375
Securities held-to-maturity	1,050	1,261
Securities available-for-sale	987	1,337
Interest-bearing deposits in banks	23	27

Total interest income	9,038	9,000

INTEREST EXPENSE:
Deposits	983	1,207
Borrowed funds	46	100

Total interest expense	1,029	1,307

NET INTEREST INCOME	8,009	7,693
PROVISION FOR LOAN LOSSES	40	228

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,969	7,465

NONINTEREST INCOME:
Loan origination and other loan fees	102	84
Customer service fees	548	583
Interchange income	249	210
Gain on sales of investment securities, net	342	294
Gain on sales of mortgage loans	772	376
Other	116	140

Total noninterest income	2,129	1,687

NONINTEREST EXPENSE:
Compensation and fringe benefits	4,355	3,965
Occupancy and equipment	1,052	969
FDIC assessment	138	148
Losses and expenses of foreclosed real estate	20	172
Other (Note J)	2,275	2,063

Total noninterest expense	7,840	7,317

INCOME BEFORE INCOME TAXES	2,258	1,835
PROVISION FOR INCOME TAXES (Note I)	790	618

NET INCOME	$1,468	$1,217

Basic earnings per share	$0.71	$0.59

Diluted earnings per share	$0.71	$0.59

Weighted average basic shares outstanding	2,059	2,069
Dilutive effect of outstanding stock options	5	3

Weighted average diluted shares outstanding	2,064	2,072

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended	Eleven months ended
	March 31,
	2013	2012
	(In thousands)
Net Income	$1,468	$1,217

Other comprehensive income:
Unrealized holding (losses) gains on available-for-sale securities	(59)	409
Reclassification adjustment for gains realized in income	(342)	(294)

Net unrealized (losses) gains	(401)	115
Tax effect	161	(39)

Total other comprehensive (loss) income	(240)	76

Comprehensive income	$1,228	$1,293

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands, Except Share Amounts)
BALANCE, April 30, 2011	2,075,035	$2,075	$4,326	$14,062	$714	$21,177
Net income	—	—	—	1,217	—	1,217
Other comprehensive income	—	—	—	—	76	76
Grants of restricted common stock	744	1	5	—	—	6
Stock-based compensation	—	—	11	—	—	11
Purchase of Company stock	(12,712)	(13)	(21)	(72)	—	(106)
Cash dividends paid ($0.24 per share)	—	—	—	(497)	—	(497)

BALANCE, March 31, 2012	2,063,067	$2,063	$4,321	$14,710	$790	$21,884
Net income	—	—	—	1,468	—	1,468
Other comprehensive loss	—	—	—	—	(240)	(240)
Grants of restricted common stock	1,607	1	15	—	—	16
Stock-based compensation	—	—	58	—	—	58
Purchase of Company stock	(6,252)	(6)	(11)	(48)	—	(65)
Cash dividends paid ($0.24 per share)	—	—	—	(495)	—	(495)

BALANCE, March 31, 2013	2,058,422	$2,058	$4,383	$15,635	$550	$22,626

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Eleven months ended
	March 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and dividends received	$9,775	$9,534
Fees and other income received	1,763	1,435
Interest paid	(1,029)	(1,317)
Cash paid to suppliers and employees	(7,251)	(6,480)
Income taxes paid	(11)	(641)

Net cash provided by operating activities	3,247	2,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(5,011)	(9,284)
Purchases of available-for-sale securities	(31,816)	(27,220)
Proceeds from sales, calls, and maturities of available-for-sale securities	27,411	29,399
Purchases of held-to-maturity securities	(30,631)	(28,198)
Proceeds from maturities and calls of held-to-maturity securities	28,389	29,558
Proceeds from redemption of FHLB stock	197	201
Proceeds from sale of other real estate owned	—	300
Proceeds from sales of real estate acquired by foreclosure	246	125
Capital additions to real estate acquired by foreclosure	(186)	—
Purchases of premises and equipment	(239)	(79)
Other - net	(228)	306

Net cash used in investing activities	(11,868)	(4,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,121	5,539
Payments on advances and borrowings	—	(2,500)
Increase in advances from borrowers for taxes and insurance	117	501
Repurchase of Company stock	(65)	(106)
Dividends paid	(495)	(497)

Net cash provided by financing activities	8,678	2,937

Net increase in cash and cash equivalents	57	576
Cash and cash equivalents, beginning of period	12,366	11,790

Cash and cash equivalents, end of period	$12,423	$12,366

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended	Eleven Months Ended
	March 31,
	2013	2012
	(In Thousands)
Reconciliations of net income to net cash provided by operating activities:
Net income	$1,468	$1,217

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	450
Provision for loan losses	40	228
Loss on other real estate owned	—	65
Writedown of real estate acquired by foreclosure	—	71
Premium amortization	651	511
Deferred income taxes	630	439
Gain on sales of investment securities, net	(342)	(294)
Grants of restricted stock	16	6
Stock based compensation	58	11
Decrease (increase) in refundable income taxes	149	(462)
Decrease (increase) in accrued interest receivable	86	24
Decrease (increase) in prepaid expenses	150	103
Decrease (increase) in mortgage servicing rights	(59)	(3)
Decrease (increase) in deferred loan origination costs	(23)	42
Increase (decrease) in accrued interest payable	—	(11)
Increase (decrease) in accrued expenses	(66)	134

Total adjustments	1,779	1,314

Net cash provided by operating activities	$3,247	$2,531

SUPPLEMENTAL DISCLOSURES:
Total increase (decrease) in unrealized gain on securities available-for-sale	$(401)	$115

Proceeds from sales of foreclosed real estate financed through loans	$—	$831

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

A.	Summary of Significant Accounting Policies:

Nature of operations:

Mayflower Bancorp, Inc. (the “Company”) is a Massachusetts chartered holding company whose principal subsidiary is Mayflower Co-operative Bank (the “Bank”). The Bank operates eight full-service banking offices in Middleboro, Plymouth, Wareham, Rochester, Bridgewater, and Lakeville, Massachusetts providing a variety of deposit and lending services. As a Massachusetts chartered co-operative bank whose deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) and the Share Insurance Fund (“SIF”), the activities of the Bank are subject to regulation, supervision and examination by federal and state regulatory authorities, including, but not limited to the FDIC and the Massachusetts Division of Banks. In addition, as a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System.

The Company provides a variety of financial services to individuals and small businesses through its eight offices in Southeastern Massachusetts. Its primary deposit products are savings, checking, and term certificate accounts, and its primary lending products are residential and commercial mortgage loans.

Management evaluates the Company’s performance and allocates resources based on a single segment concept. Accordingly, there are no separately identified operating segments for which discrete financial information is available. The Company does not derive revenues from, or have assets located in foreign countries, nor does it derive revenues from any single customer which represent 10% or more of the Company’s total revenues.

Basis of presentation:

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the Banking industry. The consolidated financial statements include the accounts of Mayflower Bancorp, Inc. and its wholly-owned subsidiary, Mayflower Co-operative Bank and its subsidiaries, MFLR Securities Corporation and Mayflower Plaza, LLC, which engages in the ownership of real estate. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date and income and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change in the near term relate to the determination of the allowance for loan losses, the allowance for loan losses on off-balance sheet credit exposures and other-than-temporary declines in the value of investment securities requiring impairment writedowns due to general market conditions or other factors.

Reclassification:

Certain amounts in the prior year’s consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand and due from banks and interest-bearing deposits in banks.

Investment securities:

Trading securities:

Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading account securities are included in other income.

Securities held-to-maturity:

Government, federal agency, corporate debt securities, and municipal obligations that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, or estimated average life, adjusted for anticipated prepayments.

Securities available-for-sale:

Available-for-sale securities consist of investment securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and are included in other comprehensive income. Realized gains on available-for-sale securities are included in other noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the remaining period to contractual maturity or estimated average life.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans receivable:

Lending activities are conducted principally in the Southeastern Massachusetts area. The Company grants single-family and multi-family residential mortgages, commercial real estate mortgages, commercial loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Company are collateralized by real estate.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The ability and willingness of borrowers to honor their repayment commitments is generally dependent on the health of the general economy and the real estate sector in the borrower’s geographic areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by any charge-offs or specific valuation accounts and net of unearned discount, deferred loan fees and the allowance for loan losses. Loan origination and commitment fees and certain direct loan origination costs are capitalized and the net amount is amortized as an adjustment of the loan yield over the contractual life of the related loans.

Loan income:

Interest on loans is credited to income by applying the interest rate to the principal amount outstanding. Loans on which accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued when a loan becomes contractually past due 90 days with respect to interest or principal, unless the credit is well-secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such specific impaired loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

Allowance for loan losses:

The adequacy of the allowance for loan losses is evaluated on a regular basis by management and the Company’s Board of Directors. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the estimated value of any underlying collateral and the performance of individual loans in relation to contract terms. The provision for loan losses charged to operations is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb possible losses. Loans are charged off when management believes the collectability of the principal is unlikely.

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

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential mortgages and home equity loans and lines of credit—The Company generally does not generate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. All loans in these segments are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, could have an effect on the credit quality in this segment.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

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

Construction mortgages - Loans in this segment primarily include real estate development loans for which payment is derived from sale of the property, as well as construction projects in which the property will ultimately be used by the borrower. Credit risk can be affected by cost overruns, time required to sell at an adequate price, and market conditions.

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

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

Impairment of long-lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

All long-lived assets and certain identifiable intangibles to be disposed of are to be reported at the lower of the carrying amount or fair value, less costs to sell.

Foreclosed real estate:

Real estate properties acquired through, or in lieu of loan foreclosure, are to be sold, and are recorded at the time of foreclosure at the fair value, less costs to sell, of the related collateral, which becomes the new basis. The excess of the balance of the loan over the estimated fair value, if any, is charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in losses and expenses of foreclosed real estate, while certain costs to improve such properties are capitalized.

Premises and equipment:

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the respective assets as follows:

Office buildings and improvements	20 to 40 years
Furniture, fixtures and equipment	3 to 20 years

Transfers of financial assets:

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government-guaranteed portion of a loan. To be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder can have the right to pledge or exchange the entire loan.

Mortgage servicing rights:

The Company recognizes the rights to service mortgage loans for others as separate assets, regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Federal Home Loan Bank stock:

The Company, as a member of the Federal Home Loan Bank of Boston (“FHLB”), is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock.

Income taxes:

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in related deferred tax assets and liabilities.

The Company recognizes and measures its unrecognized tax positions in accordance with FASB ASC 740, Income Taxes. Under that guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The measurement of unrecognized tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company’s policy is to analyze its tax positions for all open tax years. The Company has not identified any uncertain tax positions requiring accrual or disclosure at March 31, 2013 or 2012. Interest and penalties, if any, associated with uncertain tax positions are classified as additional income tax expense on the statements of income. The Company’s income tax returns are subject to review and examination by federal and state taxing authorities; however, there are currently no examinations for any tax periods in progress. Management of the Company believes it is no longer subject to examination for years prior to 2009.

Pension plan:

The Company provides pension benefits for its employees through participation in the Massachusetts Co-operative Banks’ Employees Retirement Association. It is the Company’s policy to fund pension plan costs in the year of accrual.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Stock-based compensation:

At March 31, 2013, the Company had one stock-based compensation plan, described more fully in Note M. The Company measures and recognizes compensation cost relating to share-based payment transactions based on the grant-date fair value of the equity instruments issued. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of income. Share-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

Earnings per share:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the effect on the weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury method.

Subsequent events:

The Company has evaluated subsequent events through June 28, 2013, which is the date the financial statements were available to be issued.

Fair values of financial instruments:

The Company uses fair value measurements to determine fair value disclosures. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instruments.

The fair value disclosures exclude certain financial instruments and all non-financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks, and interest-bearing deposits in banks:

The carrying amounts reported in the statements of financial condition for cash, due from banks, and interest-bearing deposits in banks, approximate those assets’ fair values.

Investment securities:

Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

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

Fair value measurements:

The Company groups its assets and liabilities measured at fair value into the following three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs as of the measurement date other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company utilizes a third party pricing service to obtain fair values for investment securities. The pricing service utilizes the following methods to value the security portfolio:

The securities measured at fair value utilizing Level 1 inputs are marketable equity securities and utilizing Level 2 inputs are corporate debt securities, municipal obligations, U.S. Government Agency obligations, including mortgage-backed and related securities, trust preferred securities and certain equity securities. The fair values represent either quoted market prices for the identical securities (Level 1 inputs) or fair values determined by pricing models that consider standard input factors such as observable market data, benchmark yields, reported trades, broker/dealer quotes, credit spreads, benchmark securities, as well as new issue data, monthly payment information, and collateral performance, among others. The Company does not currently have any Level 3 securities in its portfolio.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, non-recurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on the observable market price or current appraised value of the collateral.

Real estate acquired by foreclosure: Foreclosed real estate assets have been valued using a market approach. The values were determined using market prices of similar real estate assets.

The Company may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

Comprehensive income:

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

At March 31, 2013 and 2012, accumulated other comprehensive income relates to unrealized gains on available-for-sale securities of $894,000 and $1,295,000, respectively, net of tax effects of $344,000 and $505,000, respectively.

Recent accounting pronouncements:

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220). This Update states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that entities present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments in these Updates should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these Updates did not have a material impact on the Company’s consolidated financial position.

In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220). This Update states that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about amounts reclassified out of accumulated

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this Update will not have an impact on the Company’s consolidated financial position.

B.	Investment Securities:

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values at March 31 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2013
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government agency obligations	$14,996	$19	$(2)	$15,013
Municipal obligations	2,564	148	—	2,712
Mortgage-backed and related securities	29,044	751	(34)	29,761
Trust preferred securities	750	12	—	762

	$47,354	$930	$(36)	$48,248

HELD-TO-MATURITY SECURITIES:
U.S. Government agency obligations	$11,997	$16	$(4)	$12,009
Municipal obligations	2,970	204	—	3,174
Mortgage-backed and related securities	30,985	957	(73)	31,869

	$45,952	$1,177	$(77)	$47,052

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2012
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government agency obligations	$9,004	$16	$(6)	$9,014
Municipal obligations	2,832	171	—	3,003
Mortgage-backed and related securities	30,414	1,079	(6)	31,487
Trust preferred securities	750	—	(33)	717
Equity securities	—	74	—	74

	$43,000	$1,340	$(45)	$44,295

HELD-TO-MATURITY SECURITIES:
U.S. Government agency obligations	$13,394	$38	$(12)	$13,420
Municipal obligations	3,037	240	—	3,277
Mortgage-backed and related securities	27,538	1,173	(29)	28,682

	$43,969	$1,451	$(41)	$45,379

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

At March 31, 2013, debt securities with a fair value of $2,004,000 were pledged to secure advances from the Federal Reserve Bank.

Mortgage-backed and related securities consist of primarily FHLMC and FNMA certificates and other asset-backed investments.

Proceeds from sales of investment securities amounted to $5,487,000 and $5,078,000 during the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively. Gross gains of $322,000 and $265,000 for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively, and no gross losses for the year ended March 31, 2013 and the eleven months ended March 31, 2012 were realized on those sales. Additionally, gross gains of $20,000 and $29,000, for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively, were recorded on calls of investment securities.

The scheduled maturities of securities held-to-maturity and securities (other than equity and trust preferred securities) available-for-sale at March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	7,998	8,007	13,498	13,512
Due after 5 years through 10 years	6,255	6,415	3,029	3,122
Due after 10 years	714	761	1,033	1,091

	14,967	15,183	17,560	17,725
Mortgage-backed and related securities	30,985	31,869	29,044	29,761

	$45,952	$47,052	$46,604	$47,486

Information pertaining to securities with gross unrealized losses at March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In Thousands)
Securities Available-for-Sale:
U.S. Government agency obligations	$1,995	$2	$—	$—	$1,995	$2
Mortgage-backed and related securities	6,075	34	—	—	6,075	34

Total securities available-for-sale	$8,070	$36	$—	$—	$8,070	$36

Securities Held-to-Maturity:
U.S. Government agency obligations	$1,994	$4	$—	$—	$1,994	$4
Mortgage-backed and related securities	9,104	73	—	—	9,104	73

Total securities held-to-maturity	$11,098	$77	$—	$—	$11,098	$77

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Management and the Board of Directors review the investment portfolio on a quarterly basis and evaluate securities for other-than-temporary impairment status. As part of this review, management discusses those securities that have depreciated in value to determine if the security is other-than-temporarily impaired. If the conclusion is that the security has been impaired, management will either write down or sell the security. In estimating other-than-temporary impairment losses, management considers whether the Company intends to sell the security or will, more likely than not, have to sell the security before its fair value is recovered. If either of these conditions is met, an other-than-temporary impairment is recognized.

At March 31, 2013, the Company had 22 securities with an aggregate depreciation of approximately 0.6% from the Company’s amortized cost basis. These unrealized losses relate to debt securities secured by Government-sponsored agencies and result from changes in the bond markets since their purchase. Because the decline in market value is attributable to changes in interest rates and not the credit quality, and because the Bank does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

C.	Loans Receivable:

Loans receivable is summarized as follows:

	March 31,
	2013	2012
	(In Thousands)
Mortgage loans on real estate:
Residential	$69,295	$60,691
Commercial	42,666	44,273
Construction	6,946	6,605
Home equity loans	2,587	2,821
Home equity lines of credit	15,713	17,271

	137,207	131,661

Less:
Due borrowers on unadvanced loans	(2,553)	(2,487)
Net deferred loan origination costs	74	51

	134,728	129,225

Consumer loans	1,461	1,745
Commercial loans	4,340	4,578

	140,529	135,548
Less allowance for loan losses	(1,208)	(1,217)

	$139,321	$134,331

Included in the above table are fixed-rate residential mortgages purchased by the Company with total balances of $18,832,000 and $10,926,000, at March 31, 2013 and 2012, respectively. The unamortized premium included in these balances was $313,000 at March 31, 2013 and $236,000 at March 31, 2012.

Home equity lines of credit, consumer lines of credit and commercial lines of credit are shown net of unadvanced funds amounting to $16,978,000, $375,000 and $2,779,000, respectively, at March 31, 2013.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The following tables present the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of March 31:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2013
Allowance for loan losses:
Balance at March 31, 2012	$182	$585	$65	$246	$114	$25	$—	$1,217
Charge-offs	—	—	—	(57)	—	—	—	(57)
Recoveries	1	—	—	1	6	—	—	8
Provision	(10)	55	(10)	48	(31)	(12)	—	40

Balance at March 31, 2013	$173	$640	$55	$238	$89	$13	$—	$1,208

Ending balance: individually evaluated for impairment	$—	$211	$—	$30	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$173	$429	$55	$208	$89	$13	$—	$967

Loans receivable:
Balance at March 31, 2013	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$—	$140,455

Ending balance: loans deemed to be impaired	$—	$1,808	$—	$148	$—	$—	$—	$1,956

Ending balance: loans not deemed to be impaired	$69,295	$40,858	$4,393	$18,152	$4,340	$1,461	$—	$138,499

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2012
Allowance for loan losses:
Balance at April 30, 2011	$173	$635	$95	$182	$112	$17	$—	$1,214
Charge-offs	(110)	(14)	—	(104)	—	(3)	—	(231)
Recoveries	—	—	—	—	6	—	—	6
Provision	119	(36)	(30)	168	(4)	11	—	228

Balance at March 31, 2012	$182	$585	$65	$246	$114	$25	$—	$1,217

Ending balance: individually evaluated for impairment	$—	$—	$—	$60	$—	$2	$—	$62

Ending balance: collectively evaluated for impairment	$182	$585	$65	$186	$114	$23	$—	$1,155

Loans receivable:
Balance at March 31, 2012	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$—	$135,497

Ending balance: loans deemed to be impaired	$—	$—	$—	$60	$—	$2	$—	$62

Ending balance: loans not deemed to be impaired	$60,691	$44,073	$4,318	$20,032	$4,578	$1,743	$—	$135,435

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The following is a summary of information pertaining to impaired loans:

	March 31, 2013			Year Ended March 31, 2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$118	$118	$—	$119	$3
With an allowance recorded:
Home equity loans and lines of credit	30	30	30	30	1
Commercial mortgages	1,808	1,808	211	1,832	108
Consumer loans	—	—	—	—	—
Totals:
Home equity loans and lines of credit	$148	$148	$30	$149	$4
Commercial mortgages	1,808	1,808	211	1,832	108
Consumer loans	—	—	—	—	—

Total impaired loans	$1,956	$1,956	$241	$1,981	$112

	March 31, 2012			11 Months Ended March 31, 2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$—	$—	$—	$—	$—
With an allowance recorded:
Home equity loans and lines of credit	60	60	60	60	2
Commercial mortgages	—	—	—	—	—
Consumer loans	2	2	2	3	—
Totals:
Home equity loans and lines of credit	$60	$60	$60	$60	$2
Commercial mortgages	—	—	—	—	—
Consumer loans	2	2	2	3	—

Total impaired loans	$62	$62	$62	$63	$2

During the fiscal year ended, March 31, 2013, the Company modified two commercial mortgages as troubled debt restructures. The pre-modification and post-modification recorded investment of these loans was $654,000.

For one restructure, a rate reduction of 2.0% and a maturity extension of 4 years were granted. Because repayment of the mortgage was expected to be provided solely by the operation of the underlying collateral, the Company used the fair value of the collateral to measure impairment. As of March 31, 2013, the current balance of this loan was $298,000, and the loan was not in compliance with its modified terms.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

For the second restructure, a rate reduction of 2.0% was granted and principal payments were suspended while the borrower attempts to market the property for sale. A discounted cash flow calculation was used to determine the amount of impairment reserve required. As of March 31, 2013, the current balance of this loan was $351,000, and the loan was in compliance with its modified terms.

There were no loans modified as troubled debt restructures during the eleven months ended March 31, 2012.

Losses on loans modified as troubled debt restructures, if any, are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

Nonaccrual loans include loans which are contractually past due 90 days or more and loans less than 90 days past due on which the Bank has ceased accruing interest. Total interest due but not accrued on nonaccrual loans totaled approximately $8,000 and $3,000 at March 31, 2013 and March 31, 2012, respectively. The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by class of loans as of March 31, 2013 and March 31, 2012:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	March 31, 2013		March 31, 2012
Residential mortgages	$—	$—	$282	$—
Commercial mortgages	298	—	—	250
Home equity loans and lines of credit	147	—	30	—

Total	$445	$—	$312	$250

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and March 31, 2012:

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2013
Residential mortgages	$239	$—	$—	$239	$69,056	$69,295
Commercial mortgages	181	298	—	479	42,187	42,666
Construction mortgages	—	—	—	—	4,393	4,393
Home equity loans and lines of credit	28	—	147	175	18,125	18,300
Commercial loans	3	—	—	3	4,337	4,340
Consumer loans	—	—	—	—	1,461	1,461

	$451	$298	$147	$896	$139,559	$140,455

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2012
Residential mortgages	$176	$16	$—	$192	$60,499	$60,691
Commercial mortgages	—	125	250	375	43,698	44,073
Construction mortgages	—	250	—	250	4,068	4,318
Home equity loans and lines of credit	—	67	30	97	19,995	20,092
Commercial loans	—	—	—	—	4,578	4,578
Consumer loans	—	2	—	2	1,743	1,745

	$176	$460	$280	$916	$134,581	$135,497

Credit quality information:

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

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans. Annually, the Company performs an internal review on a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The following table displays the loan portfolio by credit quality indicators as of March 31, 2013 and March 31, 2012:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2013
Pass	$69,295	$39,160	$4,393	$18,152	$4,282	$1,461	$136,743
Special mention	—	2,049	—	—	—	—	2,049
Substandard	—	1,457	—	118	58	—	1,633
Doubtful	—	—	—	30	—	—	30

	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$140,455

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2012
Pass	$60,058	$42,184	$4,068	$20,032	$4,578	$1,743	$132,663
Special mention	351	695	250	—	—	—	1,296
Substandard	282	1,194	—	—	—	—	1,476
Doubtful	—	—	—	60	—	2	62

	$60,691	$44,073	$4,318	$20,092	$4,578	$1,745	$135,497

D.	Loan Servicing:

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balance of mortgage loans serviced for others was $91,253,000 and $88,224,000 at March 31, 2013 and March 31, 2012, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $1,401,000 and $1,897,000 at March 31, 2013 and March 31, 2012, respectively.

Mortgage servicing rights of approximately $289,000 and $194,000 were capitalized for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively. Amortization of mortgage servicing rights was approximately $230,000 and $191,000 for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively.

E.	Accrued Interest Receivable:

Accrued interest receivable is summarized as follows:

	March 31,
	2013	2012
	(In Thousands)
Investment securities	$305	$365
Loans receivable	475	502
Other	1	—

	$781	$867

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

F.	Premises and Equipment:

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

	March 31,
	2013	2012
	(In Thousands)
Land	$2,928	$2,928
Buildings and land improvements	10,480	10,477
Equipment	2,154	2,211

	15,562	15,616
Accumulated depreciation	(5,073)	(4,899)

	$10,489	$10,717

Depreciation expense for the year ended March 31, 2013 and the eleven months ended March 31, 2012 amounted to $489,000 and $450,000, respectively.

G.	Deposits:

Deposits are summarized as follows:

	March 31,
	2013	2012
	(In Thousands)
NOW accounts	$43,972	$37,955
Demand deposit accounts	22,634	19,954
Regular savings accounts	51,676	42,770
Money market deposit accounts	39,324	39,341

Total non-certificate accounts	157,606	140,020

Certificates:
Term and money market	62,654	69,870
IRA	15,423	16,672

Total certificate accounts	78,077	86,542

Total deposits	$235,683	$226,562

Term deposit certificates of $100,000 or more totaled approximately $31,098,000 and $33,584,000 at March 31, 2013 and March 31, 2012, respectively.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

A summary of term certificate accounts by maturity, as of March 31, 2013, is as follows:

	Weighted Average Rate	Amount in Thousands
Within one year	0.60%	$52,269
Over one year to two years	1.05%	16,324
Over two years to three years	1.74%	6,401
Over three years to five years	1.63%	3,083

		$78,077

H.	Advances, Borrowings and Lines-of-Credit:

At March 31, 2013, the Company has one outstanding advance from the Federal Home Loan Bank of Boston amounting to $1,000,000, which matures in June 2017 and bears an interest rate of 4.49%. The advance may be prepaid at any time subject to a prepayment fee.

All borrowings from the Federal Home Loan Bank of Boston are secured by certain unencumbered mortgage loans. The Company also has a variable rate overnight line-of-credit of $2,714,000 with the Federal Home Loan Bank of Boston, which was unused at March 31, 2013. The Bank has also established a line-of-credit with the Federal Reserve Bank, collateralized by $2.0 million of securities issued by Government Sponsored Entities, and has an unsecured line-of-credit totaling $5.0 million with The Co-operative Central Bank. All of these lines were unused at March 31, 2013.

I.	Income Taxes:

Consolidated income taxes for the year ended March 31, 2013 and the eleven months ended March 31, 2012 are summarized as follows:

	2013	2012
	(In Thousands)
Current:
Federal	$6	$172
State	154	7

Total current	160	179

Deferred (Benefit):
Federal	634	335
State	(4)	104

Total deferred (benefit)	630	439

Total income tax expense	$790	$618

The components of the net deferred tax assets (liabilities) at March 31 are summarized as follows:

	March 31,
	2013	2012
	(In Thousands)
Deferred tax assets for deductible temporary differences	$900	$1,597
Deferred tax liabilities for taxable temporary differences	(992)	(1,220)

Net deferred tax (liability) asset	$(92)	$377

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The tax effects of significant temporary differences at March 31 are summarized as follows:

	March 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Allowance for loan losses in excess of tax reserves	$482	$490
Deferred compensation	223	221
Tax versus book basis of organization costs	41	46
Tax versus book basis of loans originated for sale	9	45
Tax versus book basis of real estate acquired by foreclosure	73	71
Fannie Mae and Freddie Mac ordinary loss	—	656
Reserve for credit losses	44	44
Other	28	24

	$900	$1,597

Deferred tax liabilities:
Tax versus book basis of premises and equipment	$216	$302
Tax versus book basis of mortgage servicing rights	237	216
Loan origination fees deferred for tax purposes	145	150
Unrealized gain on available-for-sale securities	344	505
Other	50	47

	$992	$1,220

Total income tax expense for the year ended March 31, 2013 and the eleven months ended March 31, 2012 differed from amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	2013	2012
	(In Thousands)
Expected income tax expense at federal tax rate	$768	$624
State income tax, net of federal income tax	99	73
Tax exempt municipal obligations and other	(77)	(79)

Total income tax expense	$790	$618

No interest or penalties were recognized in income tax expense for the year ended March 31, 2013 or the eleven months ended March 31, 2012.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

J.	Other Noninterest Expense:

Other noninterest expense amounts are summarized as follows for the year ended March 31, 2013 and the eleven months ended March 31, 2012:

	2013	2012
	(In Thousands)
Data processing	$396	$345
Directors’ fees	291	249
Professional fees (legal, audit, consulting)	402	364
Printing, postage, and supplies	197	194
On-line banking fees	110	122
Other	879	789

	$2,275	$2,063

K.	Commitments and Contingencies:

Financial instruments with off-balance sheet risk:

The Company enters into financial agreements in the normal course of business that have off-balance sheet risks. These arrangements are used to meet the financing needs of its customers and to limit its own exposure to fluctuating market conditions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. These financial agreements include commitments to originate loans, to disburse funds to borrowers on unused construction loans and to disburse funds on committed but unused lines of credit and letters of credit.

Financial instruments whose contract amounts represent credit risk at March 31:

	Contractual Amounts
	March 31,
	2013	2012
	(In Thousands)
Commitments to originate loans	$5,139	$3,311
Unadvanced portions of home equity, consumer and commercial lines of credit	20,132	20,286
Unadvanced portions of construction loans	2,553	2,487

	$27,824	$26,084

The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial agreements is represented by the contractual amount of those commitments. These financial instruments are agreements to lend to a customer provided there are no violations of any conditions established in the contract. In addition, the agreements generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the borrower.

The Company uses the same credit policies in making these commitments as it does for on-balance sheet instruments, and evaluates each customer’s creditworthiness on a case-by-case basis.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Lease commitments:

The Company leases its Rochester branch location, the site for its Bridgewater branch location, and a site for a remote ATM location under non-cancelable operating leases which expire at various times through November 2027. Minimum future lease payments under these leases are as follows:

Amounts
Year Ending March 31,	in Thousands
2014	$63
2015	59
2016	60
2017	47
2018	39
Thereafter	411

$679

Rental expense amounted to $63,000 and $59, 000, respectively, for the year ended March 31, 2013 and the eleven months ended March 31, 2012.

L.	Pension Plans:

The Company participates in a multiple employer plan sponsored by the Co-operative Banks’ Employees Retirement Association (“CBERA”). As of March 31, 2013, there were 43 participating employers in the Plan. The required disclosures follow:

Name of Plan:	The Defined Benefit Plan (Plan C) of the CBERA Retirement Program

Plan’s Tax ID #:	04-6035593

Plan Number:	334

Plan Year End:	December 31, 2010	December 31, 2011	December 31, 2012

Actuarial Valuation:	January 1, 2010	January 1, 2011	January 1, 2012

FTAP Percentage:	96.8% (Green)	94.7% (Green)	114.3% (Green)
(Funded Target Attainment Percentage)

Employer Plan Year Contributions:	$182,976	$183,144	$189,730

	Did not exceed 5%	Did not exceed 5%	Did not exceed 5%

Funding Improvement:	This employer was not subject to any specific minimum contributions other than amounts, determined by the Trustees of the Plan, that maintain the funded status of the Plan in accordance with the requirements of the Pension Protection Act (PPA) and ERISA.

In addition, the Company also participates in a 401(k) savings plan through CBERA. Eligible employees may contribute up to 50% of their salary, subject to certain limitations, which can be matched up to 5% by the Company on a dollar-for-dollar basis.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Pension expense on the multi-employer plans, including contributory payments to the Company sponsored 401(k) plan, amounted to $344,000 and $304,000 for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively.

In 1998, the Company adopted a deferred compensation arrangement with certain officers and directors whereby these individuals can elect to defer a portion of compensation and fees to be then paid in the future with interest defined in the Plan. Total expense under this Plan amounted to $73,000 and $68,000 for the year ended March 31, 2013 and the eleven months ended March 31, 2012, respectively.

M.	Stock Option and Restricted Stock Plans:

The Company accounts for stock-based compensation pursuant to ASC 718 Compensation – Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option-pricing model as its method for determining the fair value of stock option grants. In 1999, the Company adopted a Stock Option and Incentive Plan for the benefit of officer and non-officer employees and directors of the Company. Shares reserved under this plan totaled 99,750 shares of authorized but unissued common stock. This plan expired in 2009. All remaining awards outstanding under this plan were granted in December 2005. However, awards outstanding at the time the plan expires will continue to remain outstanding according to their terms.

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 restricted shares may be granted. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of March 31, 2013, 124,650 shares remained unissued and available for award under the Incentive Plan, of which 96,282 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the year ended March 31, 2013 or the eleven months ended March 31, 2013.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended	Eleven Months Ended
	March 31,
	2013	2012
Weighted average fair value	$2.92	$2.72
Total options granted	19,855	3,935
Expected dividend yield	3.31%	2.75%
Risk-free interest rate	1.69%	2.75%
Expected volatility	41.95%	42.25%
Expected life in years	5.00	5.00

Stock option compensation expense was $58,000 for the year ended March 31, 2013 and $11,000 for the eleven months ended March 31, 2012.

Stock option activity was as follows for the year ended March 31, 2013 and the eleven months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at April 30, 2011	24,950	$14.00
Options granted	3,935	8.57
Options forfeited	(2,000)	14.00

Balance outstanding at March 31, 2012 (fully vested)	26,885	$13.20
Options granted	19,855	10.28
Options forfeited	(1,000)	14.00

Balance outstanding at March 31, 2013 (fully vested)	45,740	$11.92

The Company also granted 4,315 and 3,720 restricted shares, respectively, during the year ended March 31, 2013 and the eleven months ended March 31, 2012, which vest over a five year period. Total compensation expense related to the grants was $16,000 and $6,000, respectively, for the year ended March 31, 2013 and the eleven months ended March 31, 2012.

As of March 31, 2013, the expected future compensation related to restricted stock is approximately $17,000 for each of the next three years and $9,000 in the fourth year.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

A summary of restricted stock activity is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2011	—	$—
Granted	3,720	8.59
Vested	(744)	8.59
Forfeited	—	—

Non-vested at March 31, 2012	2,976	$8.59
Granted	4,315	9.88
Vested	(1,607)	9.28
Forfeited	—	—

Non-vested at March 31, 2013	5,684	$9.37

There were no proceeds received from the exercise of stock options during the year ended March 31, 2013 or the eleven months ended March 31, 2012.

N.	Related Party Transactions:

The Bank has a policy providing that loans (excluding passbook loans) will not be granted to directors, officers and other employees of the Bank.

Loans to related parties amounted to approximately $1,127,000 and $1,171,000 at March 31, 2013 and 2012, respectively. These loans were made to a director of the Company prior to commencement of the director’s term and include commercial mortgages issued at varying market interest rates.

O.	Concentration of Credit Risk:

The Company maintains cash deposits at various financial institutions. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $250,000. At various times throughout the year, the Company’s balances may have exceeded the insured limit.

P.	Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total average assets (as defined). Management believes, as of March 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage capital ratios as set forth in the accompanying table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The following table sets forth the Company’s various regulatory capital categories at March 31, 2013 and 2012 (amounts in thousands):

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total capital (to risk-weighted assets)
Mayflower Bancorp, Inc.	$23,340	17.7%	$10,569	8.0%	$13,212 >	10.0%
Mayflower Co-operative Bank	23,291	17.7%	10,532	8.0%	13,165 >	10.0%

Tier I capital (to risk-weighted assets)
Mayflower Bancorp, Inc.	22,017	16.7%	5,285	4.0%	7,927 >	6.0%
Mayflower Co-operative Bank	21,968	16.7%	5,266	4.0%	7,899 >	6.0%

Tier I capital (to total average assets)
Mayflower Bancorp, Inc.	22,017	8.6%	10,242	4.0%	12,803 >	5.0%
Mayflower Co-operative Bank	21,968	8.6%	10,240	4.0%	12,800 >	5.0%

As of March 31, 2012:
Total capital (to risk-weighted assets)
Mayflower Bancorp, Inc.	$22,367	16.9%	$10,602	8.0%	$13,252 >	10.0%
Mayflower Co-operative Bank	22,323	17.0%	10,519	8.0%	13,149 >	10.0%

Tier I capital (to risk-weighted assets)
Mayflower Bancorp, Inc.	21,040	15.9%	5,301	4.0%	7,951 >	6.0%
Mayflower Co-operative Bank	20,978	16.0%	5,260	4.0%	7,890 >	6.0%

Tier I capital (to total average assets)
Mayflower Bancorp, Inc.	21,040	8.4%	9,984	4.0%	12,480 >	5.0%
Mayflower Co-operative Bank	20,978	8.4%	9,982	4.0%	12,478 >	5.0%

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

Q.	Fair Values of Financial Instruments:

The estimated fair values of the Company’s financial instruments at March 31, 2013 and 2012 are as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2013
Financial assets:
Cash and due from banks	$3,492	$3,492	$—	$—
Interest-bearing deposits in banks	8,931	8,931	—	—
Investment securities	94,200	—	95,300	—
Loans, net	139,321	—	—	141,996
Accrued interest receivable	781	—	—	781
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,252	N/A	N/A	N/A
Financial liabilities:
Deposits:
Checking, savings and money market accounts	157,606	157,606	—	—
Certificates of deposit	78,077	—	78,464	—
Advances and borrowings	1,000	—	1,167	—

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2012
Financial assets:
Cash and due from banks	$3,764	$3,764	$—	$—
Interest-bearing deposits in banks	8,602	8,602	—	—
Investment securities	88,264	—	89,674	—
Loans, net	134,331	—	—	137,875
Accrued interest receivable	867	—	—	867
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,449	N/A	N/A	N/A
Financial liabilities:
Deposits:
Checking, savings and money market accounts	140,020	140,020	—	—
Certificates of deposit	86,542	—	87,048	—
Advances and borrowings	1,000	—	1,219	—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

R.	Fair Value Measurements:

The balances of assets and liabilities measured at fair value as of March 31, 2013 and 2012 are as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2013
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Government agency obligations	$15,013	$—	$15,013	$—
Municipal obligations	2,712	—	2,712	—
Mortgage-backed and related securities	29,761	—	29,761	—
Trust preferred securities	762	—	762	—

Total securities available-for-sale	$48,248	$—	$48,248	$—

Financial instruments measured at fair value on a nonrecurring basis:
Impaired loans	$1,956	$—	$1,956	$—
Real estate acquired by foreclosure	$139	$—	$139	$—

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2012
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale
U.S. Government agency obligations	$9,014	$—	$9,014	$—
Municipal obligations	3,003	—	3,003	—
Mortgage-backed and related securities	31,487	—	31,487	—
Trust preferred securities	717	—	717	—
Equity securities	74	—	74	—

	$44,295	$—	$44,295	$—

Financial instruments measured at fair value on a nonrecurring basis:
Impaired loans	$62	$—	$62	$—
Real estate acquired by foreclosure	$194	$—	$194	$—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

S.	Parent Company Financial Statements:

The following are the condensed financial statements for Mayflower Bancorp, Inc. (the “Parent Company”) only:

BALANCE SHEETS

	March 31,
(In Thousands)	2013	2012
ASSETS
Cash	$8	$16
Investment in subsidiary	22,577	21,822
Deferred income tax asset, net	41	46

Total Assets	$22,626	$21,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$—	$—

Total Liabilities	—	—

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,058,422 shares at March 31, 2013 and 2,063,067 shares at March 31, 2012	2,058	2,063
Additional paid-in capital	4,383	4,321
Retained earnings	15,635	14,710
Accumulated other comprehensive income	550	790

Total Stockholders’ Equity	22,626	21,884

Total Liabilities and Stockholders’ Equity	$22,626	$21,884

STATEMENTS OF INCOME

	Year Ended	Eleven Months Ended
	March 31,
	2013	2012
	(In Thousands)
Dividends received from subsidiary	$476	$600
Non-interest expense	2	3

Income before income taxes	474	597
Income tax expense	1	—

Income before equity in undistributed earnings of subsidiary	473	597
Equity in undistributed earnings of subsidiary	995	620

Net income	$1,468	$1,217

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

STATEMENTS OF CASH FLOWS

	Year Ended	Eleven Months Ended
	March 31,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,468	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(995)	(620)
Grants of restricted stock	16	6
Stock based compensation	58	11
Deferred income taxes	5	4

Net cash provided by operating activities	552	618

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Company stock	(65)	(106)
Dividends paid	(495)	(497)

Net cash used by financing activities	(560)	(603)

Net increase (decrease) in cash	(8)	15
Cash, beginning of year	16	1

Cash, end of year	$8	$16

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

T.	Quarterly Data (Unaudited):

Consolidated operating results on a quarterly basis for the year ended March 31, 2013 and the eleven months ended March 31, 2012 are summarized as follows (in thousands, except per share data):

	2013				2012
	Fourth	Third	Second	First	Two	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Month	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March-13	December-12	September-12	June-12	March-12	January-12	October-11	July-11
Interest income	$2,145	$2,249	$2,277	$2,367	$1,595	$2,412	$2,461	$2,532
Interest expense	227	246	269	287	198	334	366	409

Net interest income	1,918	2,003	2,008	2,080	1,397	2,078	2,095	2,123
Provision for loan losses	—	10	20	10	31	90	50	57

Net interest income after provision for loan losses	1,918	1,993	1,988	2,070	1,366	1,988	2,045	2,066
Noninterest income:
Gain on sales of mortgages	176	219	216	161	109	133	57	77
Gain on sales of investments	87	136	70	49	53	107	74	60
Other	224	249	281	261	160	318	266	273

Total noninterest income	487	604	567	471	322	558	397	410
Noninterest expense	(1,948)	(1,951)	(1,975)	(1,966)	(1,347)	(2,023)	(2,001)	(1,946)

Income before income taxes	457	646	580	575	341	523	441	530
Provision for income taxes	160	239	205	186	117	182	148	171

Net income	$297	$407	$375	$389	$224	$341	$293	$359

Basic earnings per share	$0.14	$0.20	$0.18	$0.19	$0.11	$0.17	$0.14	$0.17

Diluted earnings per share	$0.14	$0.20	$0.18	$0.19	$0.11	$0.17	$0.14	$0.17

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED MARCH 31, 2013 AND ELEVEN MONTHS ENDED MARCH 31, 2012

U.	Transition Period Financial Statements (Unaudited):

Consolidated operating results for the year ended March 31, 2013 and the year ended March 31, 2012 (unaudited) are summarized as follows:

	Year Ended March 31,
(In Thousands)	2013	2012
		(Unaudited)
Interest income	$9,038	$9,835
Interest expense	1,029	1,444

Net interest income	8,009	8,391
Provision for loan losses	40	273

Net interest income after provision for loan losses	7,969	8,118
Noninterest income:
Gain on sales of mortgages	772	383
Gain on sales of investments	342	355
Other	1,015	1,120

Total noninterest income	2,129	1,858
Noninterest expense	(7,840)	(7,977)

Income before income taxes	2,258	1,999
Provision for income taxes	790	678

Net income	$1,468	$1,321

V.	Subsequent Events:

On May 14, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent. As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $17.50 in cash or (ii) 0.565 shares of Independent common stock, all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 30% of the aggregate merger consideration will consist of cash and 70% of the aggregate merger consideration will consist of shares of Independent common stock. Following the consummation of the transactions contemplated by the Merger Agreement, the Board of Directors of Independent and Rockland will each consist of its respective directors immediately prior to the merger. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $625,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $1.5 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the merger is expected to be completed in the fourth quarter of calendar year 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 11, 2013, Parent, McLaughlin & Nangle, CPA’s, Inc. (“PMN”), the Company’s independent registered public accounting firm, informed the Company that PMN had merged into Marcum LLP (“Marcum”) and its partners and staff had joined with Marcum LLP. PMN has further informed the Company that as a result of this transaction, PMN would no longer have a continuing practice after February 28, 2013 and as a result, resigned as the Company’s independent registered public accounting firm effective February 11, 2013.

PMN audited the Company’s financial statements for the eleven month period ended March 31, 2012 and the year ended April 30, 2011. The audit reports of PMN on the Company’s financial statements for those periods did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to any uncertainty, audit scope or accounting principles.

During that period, and subsequently through February 11, 2013 there were no disagreements with PMN on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to PMN’s satisfaction, would have caused PMN to make reference to the subject matter of the disagreement in connection with its audit reports. There were no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K) since the appointment of PMN through February 11, 2013.

Effective as of February 11, 2013, the Company’s Audit Committee engaged Marcum as its new independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ending March 31, 2013. The Audit Committee engaged Marcum as a result of the acquisition of PMN’s practice by Marcum. During the year ended April 30, 2011, the 11 months ended March 31, 2012 and subsequently through February 11, 2013, the Company did not consult with Marcum with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K), or a reportable event listed in Item 304(a)(1)(v) of Regulation S-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The Company’s Board of Directors currently consists of ten members. The Company’s Articles of Organization and Bylaws provide that directors are to be elected for terms of three years, approximately one-third of whom are to be elected annually. Information regarding the Board of Directors is provided below, Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated for each individual is as of March 31, 2013. The indicated period of service as a director includes the period of service as a director of the Bank.

The following directors have terms to expire at the 2013 annual meeting of stockholders:

E. Bradford Buttner is currently employed as Senior Vice President-Investments by Moors & Cabot, Inc. From 2008 to 2012, Mr. Buttner was employed by Janney Montgomery Scott LLC as Senior Vice President-Investments. Age 66. Director since 1985.

Mr. Buttner is an experienced investment advisory professional. That knowledge and expertise, combined with his extensive knowledge of and dealings in one of the Bank’s primary markets, serve to add additional value to the Board.

Diane A. Maddigan has been a partner in Maddigan Tax Service since 1981 and is an enrolled agent with the Internal Revenue Service. Age 58. Director since 1999.

Ms. Maddigan’s professional experience accords the Board additional value in light of her position on the Company’s Audit Committee. Additionally, Ms. Maddigan’s extensive involvement with non-profit entities located in the Bank’s market and her experience as a municipal assessor provide a unique range of contacts and perspective accruing to the Bank’s advantage.

Edward J. Medeiros has been the owner of EJM Enterprises, a real estate development and property management company in Middleboro, Massachusetts, since 1985. Since 1972 he has been the owner of Ed’s Floor Covering, a Middleboro-based commercial and residential floor covering business. He is an active member of numerous civic and nonprofit boards and entities. Age 57. Director since 2010.

Mr. Medeiros’ background provides the Board of Directors with critical experience regarding various industries which the Bank serves. Additionally, his civic involvement and extensive knowledge of real estate matters are important to the business of the Company and the Bank.

David R. Smith served as President of Lawrence Ready Mixed Concrete Corp. prior to his retirement in 1983. Mr. Smith formerly served as a director of Merchants Bank and Trust Co. and Falmouth Bank and Trust Co. of Cape Cod. Age 79. Director since 1995.

Mr. Smith’s prior experience in the construction industry and substantial, small company management background afford the Board valuable insight regarding the business of the Bank and the opportunities which are presented to it.

The following directors have terms ending in 2014:

Richard Amicucci is the owner of Kyco Critop LLC, a computer and software consulting firm. Prior to founding Kyco Critop LLC, Mr. Amicucci was director of consulting and sales for Sierra Atlantic from 2005-2009. Prior to that position, Mr. Amicucci was the CEO and Co-founder of Sceptre Database Consultants of Raynham, Massachusetts, a computer consulting firm with over 30 employees. Age 52.

Mr. Amicucci’s substantial experience in the information technology field and as an independent business owner and director of sales in a large company setting affords substantial management expertise and insight to the Board and offers it valuable perspective on issues it faces.

William H. Fuller is the founder and President of The Bartending Service of New England, LLC and the President of the Central Cafe, Inc. in Middleboro, Massachusetts. Age 47. Director since 2006.

Mr. Fuller’s background provides the Board of Directors with critical experience in real estate matters, which experience is essential to the business of the Company and the Bank. Additionally, his substantial small company management experience, specifically within the region in which the Company conducts its business, adds additional value to the Board.

Edward M. Pratt has been employed with the Bank since 1977 and served as Vice President and Senior Loan Officer of the Bank from 1988 to 1994. In May 1994, he was appointed President and Chief Executive Officer, succeeding William C. MacLeod. Age 59. Director since 1994.

Mr. Pratt’s extensive experience in the local banking industry, involvement in business and civic organizations in the communities which the Bank serves, and his involvement in industry-related organizations afford the Board valuable insight regarding the business and operation of the Company and the Bank.

The following directors have terms ending in 2015:

Charles N. Decas is retired. He served as Clerk Magistrate of the Falmouth District Court from 1995 to 2000. Age 75. Director since 1981.

Mr. Decas’ career offers the Board of Directors substantial small company management experience and industry-specific knowledge which benefits the Company as a function of his tenure on the Bank’s Security Committee. In addition, in light of his community contacts and involvement, he demonstrates a strong commitment to the Company’s local community.

Anthi Frangiadis, AIA, AICP, is the founding principal of Archit8 Studio, LLC, specializing in architectural design and planning services for a wide variety of project types. Prior to founding Archit8, Ms. Frangiadis served in architect and leadership positions at various architectural firms in Massachusetts. Ms. Frangiadis has served as a member and chairman of the Wareham Planning Board, and as chairman of the Wareham Zoning By-Law Rewrite Committee. She is active in numerous non-profit committees and boards of directors. Age 39. Director since 2012.

Ms. Frangiadis’ prior experience and contacts in the architectural field and her experience as an independent business owner and a highly engaged member of the community are important to the Company and provide important expertise, insight, and perspective to the Board.

Geoffrey T. Stewart is the Administrator of Newfield House, Inc., a 100 patient long-term health care facility located in Plymouth, Massachusetts. Age 62. Director since 1991.

Mr. Stewart’s experience offers the Board of Directors substantial managerial and financial oversight expertise. In addition, as a function of his extensive involvement in one of the Bank’s principal markets, he demonstrates a strong commitment to the Company’s community and affords it valuable insight regarding its service area.

Executive Officers of the Registrant

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years.

Name	Age at March 31, 2013	Positions Currently Held
John J. Biggio	59	Vice President and Senior Loan Officer of the Bank

Maria Vafiades	51	Chief Financial Officer, Treasurer and Corporate Secretary of the Company and Vice President and Chief Financial Officer of the Bank

Stergios Kostas	58	Vice President, Retail Banking of the Bank

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

Stergios Kostas joined the Bank in May 1999 as Vice President, Retail Banking. He is responsible for branch administration and business development. Prior to joining the Bank, Mr. Kostas was employed by Crescent Credit Union as Vice President of Branch Administration for five years. From 1988 to 1994, he was employed by the Boston Five Cents Savings Bank.

Corporate Governance

The Company has a separately designated Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. Directors Diane Maddigan, Geoffrey Stewart and Edward J. Medeiros serve as members of the Audit Committee and are each independent, as independence for audit committee members is defined under applicable Nasdaq listing standings. In addition, the Board of Directors has determined that both Directors Diane Maddigan and Geoffrey Stewart qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Pursuant to the rules and regulations of the SEC, the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock are required to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC and the Company. Based solely on the Company’s review of ownership reports received during the year ended March 31, 2013, or written representations from such reporting persons that no annual report of change in beneficial ownership is required, the Company believes that all Company officers and directors and stockholders owning in excess of 10% of the Common Stock have complied with the required reporting requirements.

Disclosure of Code of Ethics

The Company has adopted a code of ethics that applies to its officers, directors and employees. The Company will provide a copy of the code of ethics without charge to any person upon request addressed to the Secretary of the Company at 30 South Main Street, P.O. Box 311, Middleboro, Massachusetts 02346.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the individual who served as the principal executive officer of the Company for the year ended March 31, 2013 and for the two other most highly compensated executive officers of the Company who were serving as executive officers on March 31, 2013, and whose total compensation for the 2013 fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)		Option Awards ($)		Non-Qualified Deferred Compensation Earnings ($)		All Other Compensation ($)(3)	Total ($)
Edward M. Pratt President and Chief Executive Officer	2013 2012 2011	(4) (5)	$271,800 249,400 262,077	$33,734 19,303 —	(6)	$10,652 3,573 —	(2)	$	— — —	$34,560 34,234 36,094	$350,746 306,510 298,171
John J. Biggio Vice President and Senior Lending Officer	2013 2012 2011	(4) (5)	163,103 145,738 152,163	8,000 10,680 12,285		— 1,980 2,302			559 — —	20,433 17,961 19,906	192,095 176,359 186,656
Maria Vafiades Chief Financial and Accounting Officer	2013 2012 2011	(4) (5)	145,258 129,816 135,300	9,000 9,527 10,985		— 1,765 2,034			611 — —	18,509 16,050 17,759	173,378 157,158 166,078

(1)	Includes $4,000 for Mr. Pratt and $2,000 each for Mr. Biggio and Ms. Vafiades under the Bank’s deferred compensation plan. Mr. Pratt elected to receive such sum in cash, and Mr. Biggio and Ms. Vafiades elected to defer the receipt of such amounts.
(2)	The amount reflected with respect to the stock options is the aggregate grant date fair value calculated based on the stock price as of the date of grant. The grant date weighted average fair value for Mr. Pratt was $2.92, using the Black-Scholes option pricing model and a dividend yield of 3.07%, expected volatility of 42%, risk-free interest rate of 1.58%, and expected life of 5 years. All option awards were fully vested on the date of grant and expire ten years from the date of grant.
(3)	Details of the amounts reported in the “All Other Compensation” column for 2013 are provided in the table below.

	Mr. Pratt	Mr. Biggio	Ms. Vafiades
Car allowance	5,273	—	—
Employer contribution to 401(k) Plan	12,250	8,055	7,163
Paid life and disability insurance	2,141	2,096	1,967
Employer contribution to Bank’s pension retirement plan	14,896	10,282	9,379

(4)	Represents the 11-month period ended March 31, 2012.
(5)	Represents the fiscal year ended April 30, 2011.
(6)	Includes an $15,000 cash award and 1,900 shares of restricted stock, granted as a bonus, with an aggregate grant date fair value of $9.86. The shares of restricted stock vest in equal installments over a five-year period on each anniversary date of the award, with the first 20% vesting on the date of the award.

Employment Agreements. The Bank maintains employment agreements with Edward M. Pratt, President and Chief Executive Officer, John J. Biggio, Vice President and Senior Loan Officer, and Maria Vafiades, Chief Financial and Accounting Officer (collectively, the “Executives”). The Company acts as guarantor of the Bank’s obligations to the Executives under the agreements. Each agreement provides for annual renewal for an additional one-year period beyond the then-effective expiration date, upon an affirmative determination by the Board of

Directors that the Executive has met the standards and requirements established by the Board of Directors. Each agreement also provides for annual salary review by the Board of Directors, as well as inclusion in any discretionary bonus plans, customary fringe benefits, vacation and sick leave and disability payments of the Bank. Mr. Pratt’s agreement provides for a current base compensation of $267,800 and a term of three years to expire in July 2014. The agreements with Mr. Biggio and Ms. Vafiades each have terms of two years to expire in September 2013, and provide for current base compensation of $158,123 and $140,608 for Mr. Biggio and Ms. Vafiades, respectively.

The Executives each may terminate their respective agreements upon 60 days’ notice to the Bank, in which case they will receive compensation through their termination date. Each agreement also terminates upon death, with compensation paid to the employee’s estate through the last day of the calendar month in which the employee dies. The Bank may also terminate each employee for “just cause,” as defined in the agreement, in which case the employee shall not receive any additional compensation. If the Bank terminates the Executive’s employment without just cause, the Bank will provide the Executive with a continuation of his or her salary for the remaining term of his or her agreement and for an additional 12-month period, provided the continued payments do not exceed three year’s salary for Mr. Pratt and two year’s salary for Mr. Biggio and Ms. Vafiades. The Bank will also pay to the Executive the cost of obtaining all health, life, disability and other benefits to which the Executive would have been entitled through the remaining term of the agreement.

Each of the employment agreements provides that in the event of the Executive’s involuntary termination of employment in connection with, or within one year after, any “change in control” of the Bank, other than for just cause, the Executive will be paid an amount specified in the applicable employment agreement within 10 days of his or her termination. In Mr. Pratt’s case, the Bank will pay the difference between (i) 2.99 times his “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that he receives on account of the change in control. For Mr. Biggio and Ms. Vafiades, the Bank will pay two times the Executive’s base salary as in effect at that time; provided, however, that in no event shall any such payment be made if it would result in such payment being classified as an “excess parachute payment” under Section 280G of the Internal Revenue Code. The term “change in control” means the first to occur of any of the following: (i) the Company or the Bank merges into or consolidates with another corporation, or merges another corporation into the Company or the Bank, and as a result less than a majority of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who were stockholders of the Company immediately before the merger or consolidation; (ii) there is filed or required to be filed a report on Schedule 13D or another form or schedule (other than Schedule 13G) required under Sections 13(d) or 14(d) of the Securities Exchange Act of 1934, if the schedule disclosed that the filing person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of the Company’s voting securities; (iii) the Company or the Bank sells to a third party all or substantially all of its assets; or (iv) during any consecutive two-year period, individuals who constitute the Company’s or the Bank’s Board of Directors at the beginning of such period cease to constitute a majority of the Company’s or the Bank’s Board of Directors, provided that each director who is first elected by the Board of Directors by a vote of at least two-thirds vote of the directors who were directors at the beginning of the two-year period is deemed to have been a director at the beginning of such period.

Each of the employment agreements also provides for the same change in control payment to be made to the respective Executive in the event of his or her voluntary termination of employment within either 30 days after a change of control for any reason or within one year after a change in control following the occurrence of certain specified events, including an assignment of duties and responsibilities other than those normally associated with the Executive’s executive position, a diminishment of his or her authority or responsibilities, failure to maintain benefit plans providing at least a comparable level of benefits to those presently afforded, failure to reelect him or her to the Bank’s Board of Directors (if serving on the Board on the date of the change in control), and requiring the Executive to move his or her personal residence or perform his or her principal executive functions outside a 35-mile radius of Middleboro, Massachusetts.

Settlement Agreements. In connection, with the Merger Agreement the Company, the Bank, Independent Bank Corp. and Rockland Trust Company entered into settlement agreements with each of Edward W. Pratt, John J. Biggio and Maria Vafiades. The settlement agreements effectively terminate each executive’s current employment agreement with the Bank upon the closing of the Merger. Under the terms of the settlement agreement, following the closing of the Merger, Mr. Pratt would be entitled to receive a lump sum cash payment equal to the difference between (i) 2.99 times Mr. Pratt’s “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) the sum of any other “parachute payments,” that Mr. Pratt is entitled to on account of the Merger. If the Merger closes in 2013, Mr. Pratt’s base salary will be $243,267 and, therefore, the amount payable to him will be $727,368. Following the closing of the Merger, Mr. Biggio and Ms. Vafiades would be entitled to receive lump sum cash payments of $327,315 and $291,059, respectively. Such amounts would be increased by the respective percentage increase in Mr. Biggio’s and Ms. Vafiades’ base salary, if any, not to exceed 4%, if the closing of the Merger occurs after the annual renewal date of the applicable employment agreements.

Deferred Compensation Plan. The Bank maintains a deferred compensation plan for the benefit of directors and select executive officers. Under the deferred compensation plan, participants may elect to receive in cash, or defer the receipt of, certain amounts credited to participants under the plan. Under the plan, the Bank credits each director, including the Company’s Chief Executive Officer, $4,000 annually, and each participating executive officer $2,000 annually. If participants have not made a valid deferral election under the plan, the Bank pays these amounts directly to participants rather than crediting them to accounts under the plan. Participant’s accounts under the plan earn interest quarterly at a rate equal to 25% of 75% of the Bank’s return on average equity, determined in accordance with generally accepted accounting principles, for the most recently completed fiscal year. The percentage earned for year ended March 31, 2013 was 4.61%. Each participant is 100% vested in his or her account. The Bank will pay benefits to participants in cash either in a lump sum or in installments, depending on the participant’s prior election, following termination of service for any reason other than just cause. In the event a deferred compensation plan participant’s employment is terminated for just cause, the portion of the participant’s account attributable to the credited amounts described above is forfeited. In the event of and immediately upon a change in control, the Bank shall make a payment in cash to each participant in an amount equal to 140% of the amount credited to each participant’s account on the date of payment. Benefits accumulated under the plan constitute an unfunded, unsecured promise by the Bank to provide such payments in the future, as and to the extent such benefits become payable, and are paid from the general assets of the Bank. In the event of a dispute between a participant and the Bank as to the terms or interpretation of the deferred compensation plan, the participant shall be reimbursed for all costs and expenses, including reasonable attorneys’ fees, arising from such dispute, provided that the participant obtains a final judgment or settlement of the dispute substantially in his or her favor.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards for each of the Named Executive Officers outstanding as of March 31, 2013.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)		Market Value of Shares or Units that have not Vested ($) (1)
Edward M. Pratt	2,150 1,500 1,540 2,900	— — — —	$9.86 10.41 8.28 14.00	7/12/2022 8/9/2022 8/11/2021 12/08/2015	2,297	(2)	$23,981
John J. Biggio	690 775 2,850	— — —	$9.90 8.75 14.00	5/10/2022 6/9/2021 12/08/2015	948	(3)	$9,897
Maria Vafiades	615 685 2,850	— — —	$9.90 8.75 14.00	5/10/2022 6/9/2021 12/08/2015	848	(4)	$8,853

(1)	Based upon the closing stock price for the Company’s common stock of $10.44 on March 31, 2013.
(2)	777 shares of restricted stock vest in three equal annual installments beginning on August 11, 2013 and 1,520 shares of restricted stock vest in four equal annual installments beginning on July 12, 2013.
(3)	468 shares of restricted stock vest in three equal annual installments beginning on June 9, 2013 and 480 shares of restricted stock vest in three equal annual installments beginning on May 10, 2013.
(4)	420 shares of restricted stock vest in three equal annual installments beginning on June 9, 2013 and 428 shares of restricted stock vest in three equal annual installments beginning on May 10, 2013.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Non-Qualified Deferred Compensation Earnings ($)	Total ($)
Richard Amicucci	$20,175	$4,395	$56	$24,626
E. Bradford Buttner	21,900	4,395	1,222	27,517
Charles N. Decas	25,850	4,395	1,222	31,467
Anthi Frangiadis (3)	14,825	4,395	9	19,229
William H. Fuller	28,500	4,395	355	33,250
Diane A. Maddigan	23,925	4,395	979	29,299
Edward J. Medeiros	22,950	4,395	115	27,460
Joseph P. Monteiro (3)	8,650	—	203	8,853
David R. Smith	31,200	4,395	580	36,175
Geoffrey T. Stewart	23,550	4,395	1,222	29,167

(1)	Includes $4,000 for each director under the Bank’s deferred compensation plan, except for the amounts for Ms. Frangiadis and Mr. Monteiro, which include $2,750 and $1,250, respectively. Directors Monteiro and Smith elected to receive such sum in cash, while the remaining directors elected to defer the receipt of such amounts.
(2)	As of March 31, 2013, the Company’s directors had options to purchase shares of common stock as follows:

Mr. Amicucci —1,500 options; Mr. Buttner — 2,500 options; Mr. Decas — 2,500 options; Ms. Frangiadis — 1,500 options; Mr. Fuller — 1,500 options; Ms. Maddigan — 2,500 options; Mr. Medeiros — 1,500 options; Mr. Smith — 2,500 options; and Mr. Stewart — 2,500 options.

(3)	Ms. Frangiadis joined the Board on July 24, 2012 and Mr. Monteiro retired from the Board on July 24, 2012.

During the year ended March 31, 2013, directors of the Company, with the exception of the Chief Executive Officer, were each paid a fee of $600 per Board meeting attended. Directors also, with the exception of the Chief Executive Officer, were paid an annual retainer of $8,000. Members of the Audit Committee are each paid a fee of $300 per Audit Committee meeting attended. Members of the Security Committee, with the exception of the Chief Executive Officer, are each paid a fee of $350 per Security Committee meeting attended. Members of the Executive Committee, with the exception of the Chief Executive Officer, and members of the Nominating Committee are each paid a fee of $225 per committee meeting attended.

Directors also receive $4,000 per annum pursuant to the Bank’s Deferred Compensation Plan, the payment of which may be deferred at the participant’s direction until the director is no longer affiliated with the Company or the Bank. Amounts deferred earn interest quarterly at a rate equal to 25% of 75% of the Company’s return on equity for the most recently completed fiscal year. Upon a change in control, the Bank will pay each director a benefit equal to 140% of the amount credited to the directors’ account under the deferred compensation plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	and (b)

The following table provides information as of March 31, 2013, about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of common stock, by each of the Company’s directors, by the nominee for director, by the non-director executive officers of the Company named in the Summary Compensation Table set forth under the caption “Executive Compensation,” and by all directors and executive officers as a group. All directors and executive officers of the Company have the Company’s address.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding
Persons Owning Greater Than 5%:
The Banc Funds Company, L.L.C. 200 North Wacker Drive Suite 3300 Chicago, Illinois 60606	134,735	(2)	6.53%
Directors:
Richard Amicucci	3,544	(3)	0.17
E. Bradford Buttner	29,920	(4)	1.45
Charles N. Decas	24,060	(5)	1.16
Anthi Frangiadis	2,000	(3)	0.10
William H. Fuller	14,150	(3)	0.69
Diane A. Maddigan	9,448	(5)	0.46
Edward J. Medeiros	10,158	(3)	0.49
Edward M. Pratt	47,781	(6)	2.31
David R. Smith	22,500	(5)	1.09
Geoffrey T. Stewart	20,008	(5)	0.97
Named Executive Officers:
John J. Biggio	11,695	(7)	0.57
Maria Vafiades	15,847	(8)	0.77
All Executive Officers, Directors and Director Nominee as a Group (13 persons)	215,898	(9)	10.27

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Mayflower Bancorp common stock if he or she has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares and includes all shares of common stock held directly as well as held indirectly through a trust or corporation, by spouses, or as custodian or trustee for minor children and shares held by a group acting in concert, over which shares the named individuals effectively exercise sole voting and investment power, or for a group acting in concert, shared voting and investment power.
(2)	Based on an amended Schedule 13G filed with the Securities and Exchange Commission on February 11, 2013. The amount shown consists of 53,000 shares as to which Banc Funds VI L.P. has sole voting and dispositive power, 73,835 shares as to which Banc Funds VII L.P. has sole voting and dispositive power and 7,900 shares as to which Banc Funds VIII L.P. has sole voting and dispositive power. The Banc Funds Company, L.L.C. is the general partner of MidBanc VI L.P., MidBanc VII L.P., and MidBanc VIII L.P., which are the general partners of Banc Fund VI L.P., Banc Fund VII L.P. and Banc Fund VIII L.P., respectively. The principal shareholder of The Banc Funds Company, L.L.P. is Charles J. Moore. Mr. Moore is the manager of Banc Fund VI L.P., Banc Fund VII L.P. and Banc Fund VIII L.P. and has voting and dispositive power over the shares of common stock owned by Banc Fund VI L.P., Banc Fund VII L.P. and Banc Fund VIII L.P.
(3)	Includes 1,500 shares of common stock which may be purchased pursuant to the exercise of stock options which are exercisable within 60 days of March 31, 2013.

(4)	Includes 1,856 shares owned by Mr. Buttner’s spouse and 2,500 shares of common stock which may be purchased pursuant to the exercise of stock options which are fully vested and exercisable.
(5)	Includes 2,500 shares of common stock which may be purchased pursuant to the exercise of stock options which are fully vested and exercisable.
(6)	Includes 2,297 shares of unvested restricted stock as to which the individual has voting power and 8,090 shares of common stock which may be purchased pursuant to stock options which are fully vested and exercisable.
(7)	Includes 948 shares of unvested restricted stock as to which the individual has voting power and 4,315 shares of common stock which may be purchased pursuant to stock options which are fully vested and exercisable.
(8)	Includes 848 shares of unvested restricted stock as to which the individual has voting power and 4,150 shares of common stock which may be purchased pursuant to stock options which are fully vested and exercisable.
(9)	Includes 4,655 shares of unvested restricted stock as to which the individuals have voting power and 38,770 shares of common stock which may be purchased pursuant to stock options which are fully vested and exercisable.

(c)	Changes in Control

Other than the previously described Merger Agreement, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control.

(d)	Equity Compensation Plans

The following table sets forth certain information as of March 31, 2013, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	45,740	$11.92	124,650
Equity compensation plans not approved by security holders	—	—	—

Total	45,740	$11.92	124,650

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Bank does not make loans to its directors, officers or employees other than those which are secured in full by deposit accounts of the Bank. In each such instance, these collateral loans are: (A) made in the ordinary course of business; (B) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and (C) did not involve more than the normal risk of collectability or present other unfavorable features. The Bank has loans outstanding to current directors, director nominees, officers and/or employees which were extended prior to their being hired by the Bank and which were: (A) made in the ordinary course of business; (B) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with person unrelated to the Bank; and (C) did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

The Company’s Board of Directors is currently comprised of ten members. The Board of Directors has determined that all of its directors and the individual nominated for election as a director who is not currently a director meet the definition of an “independent director” set forth in NASDAQ Rule 5605(a)(2), except for Edward M. Pratt who is the President and Chief Executive Officer of the Company and the Bank. In assessing the independence of directors, the Board of Directors considered the business relationships between the Company and its directors or their affiliated businesses, other than ordinary banking relationships. Where business relationships other than ordinary banking relationships existed, the Board determined that none of the relationships between the Company and their affiliated businesses impair the directors’ independence because the amounts involved are immaterial to the directors or to those businesses when compared to their annual income or gross revenues.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees. The following table presents fees for professional audit services rendered by the Company’s independent registered public accounting firm for the audit of Bank’s annual consolidated financial statements for the fiscal year ended March 31, 2013, the 11-month transition period ended March 31, 2012 and the fiscal year ended April 30, 2012 and fees billed for other services rendered by the Company’s independent registered public accounting firm during those periods. Parent, McLaughlin & Nangle, CPA’s, Inc. (“PMN”) served as the Company’s independent registered public accounting firm until February 11, 2013.

	Year Ended March 31, 2013(4)	11 Months Ended March 31, 2012	Year Ended April 30 2011
Audit fees (1)	$85,860	$86,262	$86,258
Audit related fees	—	—	—
Tax fees (2)	13,300	12,100	12,834
All other fees (3)	—	—	838

Total	$99,160	$98,362	$99,092

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s and the Bank’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports on Form 10-Q.
(2)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.
(3)	Represents professional services rendered in connection with research regarding the Company’s stock option plan.
(4)	Of the reported amounts for the fiscal year ended March 31, 2013, Marcum LLP, the Company’s current independent registered public accounting firm, received no payments related to audit fees, audit-related fees, tax fees or any other fees.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor. The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the fiscal year ended March 31, 2013, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

(d)	Equity Compensation Plans

The following table sets forth certain information as of March 31, 2013, with respect to the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	45,740	$11.92	124,650
Equity compensation plans not approved by security holders	—	—	—

Total	45,740	$11.92	124,650

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) The financial statements and Independent Auditors’ Report are included in Item 8 of this Annual Report.

Independent	Auditors’ Report

Financial	Statements:

Consolidated Statements of Financial Condition as of March 31, 2013 and 2012

Consolidated Statements of Income for the Year Ended March 31, 2012 and the Eleven Months Ended March 31, 2012
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended March 31, 2012 and the Eleven Months Ended March 31, 2012

Consolidated Statements of Cash Flows for the Year Ended March 31, 2012 and the Eleven Months Ended March 31, 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules—All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes.

(3) Exhibits —The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of May 14, 2013, by and among Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc. and Mayflower Co-Operative Bank (5)

3(i)	Articles of Organization of Mayflower Bancorp, Inc.(1)

3(ii)	Bylaws of Mayflower Bancorp, Inc., as amended (2)

4.1	Stock Certificate for Common Stock of Mayflower Bancorp, Inc.(1)

10.1	Amended and Restated Mayflower Co-operative Bank 1999 Stock Option Plan+(1)

10.2	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, John J. Biggio, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.3	Amended and Restated Employment Agreement between Mayflower Co-operative Bank , Stergios M. Kostas and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.4	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Edward M. Pratt, and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.5	Amended and Restated Employment Agreement by and between Mayflower Co-operative Bank, Maria Vafiades and Mayflower Bancorp, Inc., as guarantor, dated December 31, 2008+(3)

10.6	Amended and Restated Mayflower Co-operative Bank Deferred Compensation Plan+(3)

10.7	Mayflower Bancorp, Inc. 2010 Equity Incentive Plan+(4)

21	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP

23.2	Consent of Parent, McLaughlin & Nangle, CPA’s, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity’ (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements

+	Management contract or compensatory plan or arrangement.
*	Furnished, not filed.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477) filed on February 14, 2012.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 0-52477) for the quarter ended January 31, 2009, filed with the SEC on March 13, 2009.
(4)	Incorporated by reference to the Company’s definitive proxy statement for the 2010 annual meeting of shareholders (File No. 0-52477) filed on July 22, 2010.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on May 20, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER CO-OPERATIVE BANK

June 28, 2013	By:	/s/ Edward M. Pratt
Edward M. Pratt
President and Chief Executive Officer
(Duly authorized officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward M. Pratt	By:	/s/ Maria Vafiades
	Edward M. Pratt		Maria Vafiades
	President, Chief Executive		Chief Financial Officer
	Officer and Director		(Principal Financial and Accounting Officer)
(Principal Executive Officer)

Date: June 28, 2013		Date: June 28, 2013

By:	/s/ E. Bradford Buttner	By:	/s/ Richard Amicucci
	E. Bradford Buttner		Richard Amicucci
	Director		Director

Date: June 28, 2013		Date: June 28, 2013

By:	/s/ Charles N. Decas	By:	/s/ Diane A. Maddigan
	Charles N. Decas		Diane A. Maddigan
	Director		Director

Date: June 28, 2013		Date: June 28, 2013

By:	/s/ Edward J. Medeiros	By:	/s/ David R. Smith
	Edward J. Medeiros		David R. Smith
	Director		Director

Date: June 28, 2013		Date: June 28, 2013

By:	/s/ Anthi Frangiadis	By:	/s/ William H. Fuller
	Anthi Frangiadis		William H. Fuller
	Director		Director

Date: June 28, 2013		Date: June 28, 2013

By:	/s/ Geoffrey T. Stewart
Geoffrey T. Stewart
Director

Date: June 28, 2013