Form 10-Q
period 2013-06-30
Mayflower Bancorp Inc
filed 2013-08-12
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the registrant’s classes of common stock as of July 24, 2013

Common Stock $1.00 par value	2,064,106
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,470	$3,492
Interest-bearing deposits in banks	12,173	8,931

Total cash and cash equivalents	15,643	12,423
Investment securities:
Securities available-for-sale, at fair value	41,910	48,248
Securities held-to-maturity (fair value of $41,814 and $47,052, respectively)	41,739	45,952

Total investment securities	83,649	94,200
Loans receivable, net	134,397	139,321
Accrued interest receivable	756	781
Real estate held for investment	601	606
Real estate acquired by foreclosure	269	139
Premises and equipment, net	10,378	10,489
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,252	1,252
Refundable income taxes	380	447
Deferred income taxes	290	—
Other assets	810	1,237

Total assets	$248,874	$261,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$224,153	$235,683
Advances and borrowings	1,000	1,000
Advances from borrowers for taxes and insurance	586	772
Deferred income taxes	—	92
Accrued expenses and other liabilities	1,144	1,171

Total liabilities	226,883	238,718

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,059,290 at June 30, 2013 and 2,058,422 at March 31, 2013	2,059	2,058
Additional paid-in capital	4,395	4,383
Retained earnings	15,605	15,635
Accumulated other comprehensive (loss) income	(68)	550

Total stockholders’ equity	21,991	22,626

Total liabilities and stockholders’ equity	$248,874	$261,344

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Unaudited

	Three months ended June 30,
	2013	2012
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,687	$1,780
Securities held-to-maturity	236	293
Securities available-for-sale	204	288
Interest-bearing deposits in banks	5	6

Total interest income	2,132	2,367

Interest expense:
Deposits	200	276
Borrowed funds	11	11

Total interest expense	211	287

Net interest income	1,921	2,080

Provision for loan losses	—	10

Net interest income after provision for loan losses	1,921	2,070

Noninterest income:
Loan origination and other loan fees	39	19
Customer service fees	136	154
Gain on sales of mortgage loans	127	161
Gain on sales of investment securities	1	49
Interchange income	69	61
Other	28	27

Total noninterest income	400	471

Noninterest expense:
Compensation and fringe benefits	1,120	1,101
Occupancy and equipment	267	275
FDIC assessment	36	34
Merger expenses	154	—
Other	572	556

Total noninterest expense	2,149	1,966

Income before income taxes	172	575
Provision for income taxes	78	186

Net income	$94	$389

Earnings per share (basic)	$0.05	$0.19

Earnings per share (diluted)	$0.05	$0.19

Weighted average basic shares outstanding	2,059	2,062
Diluted effect of outstanding stock options	12	7

Weighted average diluted shares outstanding	2,071	2,069

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Unaudited

	Three months ended June 30,
	2013	2012
	(In thousands)
Net Income	$94	$389

Other comprehensive income (loss)
Unrealized holding (losses) gains on available-for-sale securities	(1,010)	97
Reclassification adjustment for gains realized in income	(1)	(49)

Net unrealized (losses) gains	(1,011)	48
Tax effect	393	(16)

Total other comprehensive income (loss)	(618)	32

Comprehensive income (loss)	$(524)	$421

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, March 31, 2012	$2,063	$4,321	$14,710	$790	$21,884

Net income for the three months ended June 30, 2012	—	—	389	—	389
Other comprehensive income	—	—	—	32	32
Grants of restricted common stock	1	8	—	—	9
Stock-based compensation	—	6	—	—	6
Purchase of 4,005 shares of Company stock	(4)	(6)	(30)	—	(40)
Cash dividends ($0.06 per share)	—	—	(124)	—	(124)

BALANCE, June 30, 2012	$2,060	$4,329	$14,945	$822	$22,156

BALANCE, March 31, 2013	$2,058	$4,383	$15,635	$550	$22,626

Net income for the three months ended June 30, 2013	—	—	94	—	94
Other comprehensive income (loss)	—	—	—	(618)	(618)
Grants of restricted common stock	1	12	—	—	13
Cash dividends ($0.06 per share)	—	—	(124)	—	(124)

BALANCE, June 30, 2013	$2,059	$4,395	$15,605	$(68)	$21,991

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited

	Three months ended June 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$2,337	$2,595
Fees and other income received	400	417
FDIC assessment refund	495	—
Interest paid	(212)	(288)
Cash paid to suppliers and employees	(2,109)	(1,959)
Income taxes paid	—	(2)

Net cash provided by operating activities	911	763

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	4,922	438
Purchases of available-for-sale securities	—	(5,792)
Proceeds from sales, calls and maturities of available-for-sale securities	5,223	5,004
Purchases of held-to-maturity securities	—	(4,691)
Proceeds from maturities and calls of held-to-maturity securities	4,140	4,136
Capital additions to real estate acquired by foreclosure	(130)	—
Purchases of premises and equipment	(3)	(28)
Other - net	(3)	(278)

Net cash provided by (used in) investing activities	14,149	(1,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(11,530)	652
Net increase in advances from borrowers for taxes and insurance	(186)	(126)
Repurchase of Company stock	—	(40)
Dividends paid on common stock	(124)	(124)

Net cash (used in) provided by financing activities	(11,840)	362

Net increase (decrease) in cash and cash equivalents	3,220	(86)

Cash and cash equivalents - beginning of period	12,423	12,366

Cash and cash equivalents - end of period	$15,643	$12,280

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

Unaudited

	Three months ended June 30,
	2013	2012
	(In Thousands)
Net income	$94	$389

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118	121
Provision for loan losses	—	10
Premium amortization	179	163
Deferred income taxes	11	(28)
Gain on sales of investments	(1)	(49)
Grants of restricted stock	13	9
Stock based compensation	—	6
Decrease (increase) in accrued interest receivable	25	65
Decrease (increase) in prepaid expenses	443	40
Decrease (increase) in mortgage servicing rights	(14)	(2)
Decrease (increase) in refundable income taxes	67	211
Increase (decrease) in accrued expenses	(25)	(166)
Increase (decrease) in accrued interest payable	(1)	—
Increase (decrease) in deferred loan origination fees	2	(6)

Total adjustments	817	374

Net cash provided by operating activities	$911	$763

SUPPLEMENTAL DISCLOSURES:

Total (decrease) increase in unrealized gain or loss on securities available-for-sale	$(1,011)	$48

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

A.	Basis of presentation:

The consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of Mayflower Bancorp, Inc. and Subsidiary as of the year ended March 31, 2013. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

B.	Agreement and Plan of Merger

On May 14, 2013, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent. As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $17.50 in cash or (ii) 0.565 shares of Independent common stock, all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 30% of the aggregate merger consideration will consist of cash and 70% of the aggregate merger consideration will consist of shares of Independent common stock. Following the consummation of the transactions contemplated by the Merger Agreement, the Board of Directors of Independent and Rockland will each consist of its respective directors immediately prior to the merger. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. The Company’s Board of Directors has called a special meeting of stockholders, to be held concurrent with the annual meeting, on September 20, 2013 for stockholders to vote on the approval of the merger agreement. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $625,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $1.5 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the merger is expected to be completed in the fourth quarter of calendar year 2013.

C.	Reclassification:

Certain amounts in the prior period’s consolidated financial statements were reclassified to facilitate comparison with the current period.

D.	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220). This Update states that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amounts reclassified is required under U.S. GAAP to be reclassified in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this Update will not have an impact on the Company’s consolidated financial position.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

E.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at June 30, 2013 and March 31, 2013 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	June 30, 2013
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$11,996	$1	$(230)	$11,767
Municipal obligations	2,560	87	(7)	2,640
Mortgage-backed and related securities	26,721	465	(427)	26,759
Trust preferred securities	750	2	(8)	744

	$42,027	$555	$(672)	$41,910

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$9,996	$—	$(215)	$9,781
Municipal obligations	2,968	123	(12)	3,079
Mortgage-backed and related securities	28,775	631	(452)	28,954

	$41,739	$754	$(679)	$41,814

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2013
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$14,996	$19	$(2)	$15,013
Municipal obligations	2,564	148	—	2,712
Mortgage-backed and related securities	29,044	751	(34)	29,761
Trust preferred securities	750	12	—	762

	$47,354	$930	$(36)	$48,248

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$11,997	$16	$(4)	$12,009
Municipal obligations	2,970	204	—	3,174
Mortgage-backed and related securities	30,985	957	(73)	31,869

	$45,952	$1,177	$(77)	$47,052

There was no impairment charge recognized against investment securities during the three months ended June 30, 2013 or 2012.

The scheduled maturities of securities held-to-maturity and securities (other than trust preferred securities) available-for-sale at June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	6,497	6,375	10,756	10,570
Due after 5 years through 10 years	5,753	5,762	3,021	3,044
Due after 10 years	714	723	779	793

	12,964	12,860	14,556	14,407

Mortgage-backed and related securities	28,775	28,954	26,721	26,759

	$41,739	$41,814	$41,277	$41,166

Information pertaining to securities with gross unrealized losses at June 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available-for-Sale:
U.S. Government agency obligations	$11,266	$230	$—	$—	$11,266	$230
Municipal obligations	511	7	—	—	511	7
Mortgage-backed and related securities	14,922	427	—	—	14,922	427
Trust preferred securities	242	8	—	—	242	8

Total securities available-for-sale	$26,941	$672	$—	$—	$26,941	$672

Securities Held-to-Maturity:
U.S. Government agency obligations	$9,781	$215	$—	$—	$9,781	$215
Municipal obligations	182	12	—	—	182	12
Mortgage-backed and related securities	12,406	452	—	—	12,406	452

Total securities held-to-maturity	$22,369	$679	$—	$—	$22,369	$679

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

F.	Loans Receivable

Loans receivable at June 30, 2013 and March 31, 2013 are summarized as follows:

(In Thousands)	June 30, 2013	March 31, 2013
Mortgage loans on real estate
Residential	$67,509	$69,295
Commercial	40,018	42,666
Construction	7,443	6,946
Home equity loans	2,436	2,587
Home equity lines of credit	15,299	15,713

Total mortgage loans	132,705	137,207

Consumer loans	1,374	1,461
Commercial loans	3,903	4,340

Total loans	137,982	143,008

Less:
Due borrowers on construction and other loans	2,448	2,553
Net deferred loan origination costs	(74)	(74)
Allowance for loan losses	1,211	1,208

	3,585	3,687

Loans receivable, net	$134,397	$139,321

Included in the above table are fixed-rate residential mortgages purchased by the Company with total balances of $17,082,000 and $18,832,000, at June 30, 2013 and March 31, 2013, respectively. The unamortized premium included in these balances was $268,000 at June 30, 2013 and $313,000 at March 31, 2013.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of June 30, 2013 and March 31, 2013.

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	June 30, 2013
Allowance for loan losses:
Beginning balance	$173	$640	$55	$238	$89	$13	$—	$1,208
Loans charged off	—	—	—	—	—	—	—	—
Recoveries	1	—	—	—	2	—	—	3
Provision for loan losses	(5)	(7)	7	18	(13)	—	—	—

Ending Balance	$169	$633	$62	$256	$78	$13	$—	$1,211

Ending balance: individually evaluated for impairment	$—	$211	$—	$55	$—	$—	$—	$266

Ending balance: collectively evaluated for impairment	$169	$422	$62	$201	$78	$13	$—	$945

Loans Receivable:
Ending balance	$67,509	$40,018	$4,995	$17,735	$3,903	$1,374	$—	$135,534

Ending balance: individually evaluated for impairment	$—	$1,796	$—	$195	$—	$—	$—	$1,991

Ending balance: collectively evaluated for impairment	$67,509	$38,222	$4,995	$17,540	$3,903	$1,374	$—	$133,543

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2013
Allowance for loan losses:
Beginning balance	$182	$585	$65	$246	$114	$25	$—	$1,217
Loans charged off	—	—	—	(57)	—	—	—	(57)
Recoveries	1	—	—	1	6	—	—	8
Provision for loan losses	(10)	55	(10)	48	(31)	(12)	—	40

Ending Balance	$173	$640	$55	$238	$89	$13	$—	$1,208

Ending balance: individually evaluated for impairment	$—	$211	$—	$30	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$173	$429	$55	$208	$89	$13	$—	$967

Loans Receivable:
Ending balance	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$—	$140,455

Ending balance: individually evaluated for impairment	$—	$1,808	$—	$148	$—	$—	$—	$1,956

Ending balance: collectively evaluated for impairment	$69,295	$40,858	$4,393	$18,152	$4,340	$1,461	$—	$138,499

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

Impaired loans at June 30, 2013 and March 31, 2013 were as follows:

	June 30, 2013			Three Months Ended June 30, 2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$115	$115	$—	$116	$1

With an allowance recorded:
Home equity loans and lines of credit	80	80	55	80	2
Commercial mortgages	1,796	1,796	211	1,802	17

Totals:
Home equity loans and lines of credit	195	195	55	196	3
Commercial mortgages	1,796	1,796	211	1,802	17

Total impaired loans	$1,991	$1,991	$266	$1,998	$20

	March 31, 2013			Year ended March 31, 2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$118	$118	$—	$119	$3

With an allowance recorded:
Home equity loans and lines of credit	30	30	30	30	1
Commercial mortgages	1,808	1,808	211	1,832	108

Totals:
Home equity loans and lines of credit	148	148	30	149	4
Commercial mortgages	1,808	1,808	211	1,832	108

Total impaired loans	$1,956	$1,956	$241	$1,981	$112

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of June 30, 2013 and March 31, 2013:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	June 30, 2013		March 31, 2013
Commercial mortgages	$295	$—	$298	$—
Home equity loans and lines of credit	145	—	147	—

Total	$440	$—	$445	$—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and March 31, 2013 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	June 30, 2013
Residential Mortgages	$19	$218	$—	$237	$67,272	$67,509
Commercial Mortgages	—	470	—	470	39,548	40,018
Construction Mortgages	—	125	—	125	4,870	4,995
Home Equity Loans and Lines of Credit	228	—	115	343	17,392	17,735
Commercial Loans	2	—	—	2	3,901	3,903
Consumer Loans	—	—	—	—	1,374	1,374

	$249	$813	$115	$1,177	$134,357	$135,534

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2013
Residential Mortgages	$239	$—	$—	$239	$69,056	$69,295
Commercial Mortgages	181	298	—	479	42,187	42,666
Construction Mortgages	—	—	—	—	4,393	4,393
Home Equity Loans and Lines of Credit	28	—	147	175	18,125	18,300
Commercial Loans	3	—	—	3	4,337	4,340
Consumer Loans	—	—	—	—	1,461	1,461

	$451	$298	$147	$896	$139,559	$140,455

There were no loans modified as troubled debt restructures during the three months ended June 30, 2013.

During the fiscal year ended, March 31, 2013, the Company modified two commercial mortgages as troubled debt restructures. The pre-modification and post-modification recorded investment of these loans was $654,000.

For one restructure, a rate reduction of 2.0% and a maturity extension of 4 years were granted. Because repayment of the mortgage was expected to be provided solely by the operation of the underlying collateral, the Company used the fair value of the collateral to measure impairment. As of June 30, 2013, the current balance of this loan was $295,000, and the loan was not in compliance with its modified terms.

For the second restructure, a rate reduction of 2.0% was granted and principal payments were suspended for six months while the borrower attempts to market the property for sale. Principal payments have since resumed. A discounted cash flow calculation was used to determine the amount of impairment reserve required. As of June 30, 2013, the current balance of this loan was $350,000, and the loan was in compliance with its modified terms.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans.

The following table displays the loan portfolio by credit quality indicators as of June 30, 2013 and March 31, 2013:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	June 30, 2013
Pass	$67,509	$36,537	$4,995	$17,540	$3,849	$1,374	$131,804
Special mention	—	2,035	—	—	—	—	2,035
Substandard	—	1,446	—	165	54	—	1,665
Doubtful	—	—	—	30	—	—	30

	$67,509	$40,018	$4,995	$17,735	$3,903	$1,374	$135,534

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2013
Pass	$69,295	$39,160	$4,393	$18,152	$4,282	$1,461	$136,743
Special mention	—	2,049	—	—	—	—	2,049
Substandard	—	1,457	—	118	58	—	1,633
Doubtful	—	—	—	30	—	—	30

	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$140,455

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

G.	Other Comprehensive Income

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

At June 30, 2013 and March 31, 2013, accumulated other comprehensive income (loss) relates to unrealized gains (losses) on available-for sale securities of $(117,000) and $894,000, respectively, net of tax effects of $49,000 and $344,000, respectively.

H.	Fair Values of Financial Instruments

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

June 30, 2013 and 2012

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

The estimated fair values of the Company’s financial instruments at June 30, 2013 and March 31, 2013 were as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	June 30, 2013
Financial assets:
Cash and due from banks	$3,470	$3,470	$—	$—
Interest-bearing deposits in banks	12,173	12,173	—	—
Investment securities	83,649	—	83,724	—
Loans, net	134,397	—	—	136,245
Accrued interest receivable	756	—	—	756
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,252	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	149,383	149,383	—	—
Certificates of deposit	74,770	—	75,137	—
Advances and borrowings	1,000	—	1,163	—

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2013
Financial assets:
Cash and due from banks	$3,492	$3,492	$—	$—
Interest-bearing deposits in banks	8,931	8,931	—	—
Investment securities	94,200	—	95,300	—
Loans, net	139,321	—	—	141,996
Accrued interest receivable	781	—	—	781
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,252	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	157,606	157,606	—	—
Certificates of deposit	78,077	—	78,464	—
Advances and borrowings	1,000	—	1,167	—

I.	Fair Value Measurements

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

The balances of assets and liabilities measured at fair value as of June 30, 2013 and March 31, 2013, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)	June 30, 2013
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Government Agency obligations	$11,767	$—	$11,767	$—
Municipal obligations	2,640	—	2,640	—
Mortgage-backed and related securities	26,759	—	26,759	—
Trust preferred securities	744	—	744	—

Securities available-for-sale	$41,910	$—	$41,910	$—

Assets measured at fair value on a non-recurring basis:
Impaired loans	$1,991	$—	$1,991	$—
Real estate acquired by foreclosure	$269	$—	$269	$—

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)	March 31, 2013
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Government Agency obligations	$15,013	$—	$15,013	$—
Municipal obligations	2,712	—	2,712	—
Mortgage-backed and related securities	29,761	—	29,761	—
Trust preferred securities	762	—	762	—

Securities available-for-sale	$48,248	$—	$48,248	$—

Assets measured at fair value on a non-recurring basis:
Impaired loans	$1,956	$—	$1,956	$—
Real estate acquired by foreclosure	$139	$—	$139	$—

J.	Stock-Based Compensation

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 may be granted as restricted shares. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of June 30, 2013, 124,650 shares remained unissued and available for award under the Incentive Plan, of which 96,282 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the three months ended June 30, 2013 or 2012.

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three months ended June 30, 2012
Weighted average fair value	$2.87
Total options granted	2,205
Expected dividend yield	2.89%
Risk-free interest rate	1.89%
Expected volatility	40.65%
Expected life in years	5.00

There was no stock option compensation expense for the three months ended June 30, 2013. Stock option compensation expense was $6,000 for the three months ended June 30, 2012.

Stock option activity was as follows:

	Three months ended June 30,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding beginning of period	45,740	$11.92	26,885	$13.20
Options granted	—	—	2,205	9.90
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Options outstanding end of period	45,740	$11.92	29,090	$12.95

The Company granted no restricted shares in the three months ended June 30, 2013 and granted 1,915 restricted shares in the three months ended June 30, 2012, which vest over a five year period. Total compensation expense related to all grants was $13,000 and $9,000, respectively for the three months ended June 30, 2013 and 2012.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

Shares of restricted stock vest immediately upon a change in control. It is anticipated that future compensation expense related to restricted stock is expected to be $45,000.

A summary of restricted stock activity is as follows:

	Three months ended June 30,
	2013		2012
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of period	5,684	$9.37	2,976	$8.59
Granted	—	—	1,915	9.90
Vested	(868)	9.26	(868)	9.26
Forfeited	—	—	—	—

Non-vested end of period	4,816	$9.39	4,023	$9.07

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:

This report includes certain forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which Mayflower Bancorp, Inc. (“the Company”) and its wholly owned subsidiary, Mayflower Co-operative Bank (the “Bank”) operate, prevailing interest rates, changes in government regulations and policies affecting financial services companies, credit quality and credit risk management, and the other risk factors referred to in item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. The Company undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

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

At June 30, 2013 and March 31, 2013, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At June 30, 2013, the Company’s total assets were $248.9 million, a decrease of $12.5 million when compared to March 31, 2013. During the three months ended June 30, 2013, net loans receivable decreased by $4.9 million and total investment securities decreased by $10.6 million. These decreases were offset by an increase of $3.2 million in cash and cash equivalents.

Net loans receivable were $134.4 million at June 30, 2013, compared to $139.3 million at March 31, 2013, a decrease of $4.9 million. This decrease was partially due to a reduction of $1.8 million in residential mortgage loans on real estate. During the first half of the quarter ended June 30, 2013, interest rates remained historically low, and residential mortgage refinancing activity remained strong. However, rates increased significantly during the second half of the quarter, and refinancing activity slowed dramatically. Accordingly, the Company originated $7.8 million in residential mortgages as compared to $10.1 million originated for the three months ended June 30, 2012. Additionally, during the three months, the Company sold $6.0 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $127,000, compared to sales of $6.4 million for the prior year quarter, which resulted in gains of $161,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $1.8 million decrease in residential loan balances as compared to March 31, 2013.

Additionally, during the quarter, higher than typical repayments resulted in a decrease of $3.1 million in commercial loans and mortgages, while home equity loans and lines of credit decreased by $565,000. Finally, consumer loans decreased by $87,000. Offsetting these decreases was an increase of $602,000 in net construction loans outstanding.

During the three months ended June 30, 2013, total investment securities decreased by $10.6 million, due in part to calls totaling $5.0 million received against U.S. Government agency obligations and principal repayments of $4.4 million on mortgage-backed and related securities. Additionally, investment balances declined due to a decrease of $1.0 million in the unrealized gain or loss on securities available for sale, from an unrealized gain of $894,000 at March 31, 2013 to an unrealized loss of $117,000 at June 30, 2013.

Non-performing assets are comprised of non-performing loans and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of June 30, 2013, non-performing assets totaled $709,000, compared to $584,000 at March 31, 2013. The increase in non-performing assets is comprised of an increase of $130,000 in real estate acquired by foreclosure, as offset by a decrease of $5,000 in non-performing loans. During the period, no additional loans were classified as non-performing. At June 30, 2013, non-performing assets represented 0.28% of total assets compared to 0.22% of total assets at March 31, 2013.

At June 30, 2013, the Company’s allowance for loan losses was $1,211,000, which represented an allowance of 0.90% of net loans receivable and 275.2% of non-performing loans at that date. This compares to a balance of $1,208,000 at March 31, 2013, which represented 0.87% of net loans receivable and 271.5% of non-performing loans. During the three months ended June 30, 2013, the Company recovered $2,000 against previously charged off commercial loans and $1,000 against residential mortgages previously charged off. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

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

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (included in other liabilities on the balance sheet). This allowance totaled $110,000 at June 30, 2013 and March 31, 2013. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the three months ended June 30, 2013, total deposits, after interest credited, decreased by $11.5 million. This decrease was comprised of a reduction of $3.3 million in certificates of deposit, coupled with a decrease of $8.2 million in checking and savings accounts. The decrease in checking and savings deposits is partially a result of a decrease in municipal deposit customers. Finally, during the three months ended June 30, 2013, advances and borrowings outstanding remained constant at $1.0 million.

Total stockholders’ equity decreased by $635,000 when compared to March 31, 2013. This decrease is partially due to a decrease of $618,000 in the unrealized gain or loss (net of tax) on securities available for sale and dividends paid of $0.06 per share, totaling $124,000. Offsetting these decreases was net income for the period of $94,000 and stock based compensation credits totaling $13,000.

Results of Operations:

Comparison of the three months ended June 30, 2013 and 2012:

General:

Net income for the three months ended June 30, 2013 was $94,000 compared with net income of $389,000 for the three months ended June 30, 2012, a decrease of $295,000 or 75.8%. Net interest income decreased by $159,000, the provision for loan losses decreased by $10,000, total non-interest income decreased by $71,000, and total non-interest expense increased by $183,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. As compared to the quarter ended June 30, 2012, during the three months ended June 30, 2013, the Company’s net interest margin decreased from 3.53% to 3.21%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets.

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

	Three months ended June 30,
	2013			2012
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$139,776	$1,687	4.83%	$136,564	$1,780	5.21%
Investment securities	90,484	440	1.95%	88,845	581	2.62%
Interest-bearing deposits in banks	9,206	5	0.22%	10,070	6	0.24%

All interest-earning assets	$239,466	2,132	3.56%	$235,479	2,367	4.02%

Interest-bearing liabilities:
Deposits	$231,161	200	0.35%	$229,559	276	0.48%
Borrowed funds	1,000	11	4.40%	1,000	11	4.40%

All interest-bearing liabilities	$232,161	211	0.36%	$230,559	287	0.50%

Net interest income		$1,921			$2,080

Weighted average interest rate spread (2)			3.20%			3.52%

Net interest margin			3.21%			3.53%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended June 30, 2013 vs. 2012
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(93)	$42	$(132)	$(3)
Investment securities	(141)	11	(149)	(3)
Interest-bearing deposits in banks	(1)	(1)	—	—

Total	(235)	52	(281)	(6)

Interest expense:
Deposits	(76)	2	(77)	(1)
Borrowed funds	—	—	—	—

Total	(76)	2	(77)	(1)

Increase (decrease) in net interest income	$(159)	$50	$(204)	$(5)

Interest and Dividend Income:

Total interest and dividend income decreased by $235,000, or 9.9%, to $2.1 million for the three months ended June 30, 2013. Interest income from loans decreased by $93,000. This decrease was due to a decrease in the average rate earned on loans, from 5.21% to 4.83% on an annualized basis, offset by an increase of $3.2 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $141,000 as a result of a decrease in the average yield earned, from 2.62% in the quarter ended June 30, 2012 to 1.95% in the quarter ended June 30, 2013, offset by an increase of $1.6 million in the average balance of investments. Income from interest-bearing deposits in banks decreased by $1,000 due to a decrease of $864,000 in their average balance.

Interest Expense:

Interest expense decreased by $76,000, or 26.5%, to $211,000 for the three months ended June 30, 2013. Interest expense on deposits decreased by $76,000 as a result of a decrease in the average rate paid, from 0.48% to 0.35%, offset by an increase of $1.6 million in the average balance of deposits. Interest expense on borrowed funds was $11,000 for both the quarters ended June 30, 2013 and 2012.

Provision for Loan Losses:

There was no provision made to the reserve for loan losses for the quarter ended June 30, 2013, as compared to a provision of $10,000 for the quarter ended June 30, 2012. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $71,000 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease was partially due to a decrease of $34,000 in gain on sales of mortgage loans to the secondary market and a decrease of $48,000 in gain on sales of investment securities. Additionally, customer service fees decreased by $18,000 due to reduced return check fees collected. These decreases were offset by an increase of $20,000 in loan origination and other loan fees, due to reduced amortization of the mortgage servicing asset. Additionally, interchange income increased by $8,000 and other income increased by $1,000.

Non-interest Expense:

Total non-interest expense increased by $183,000 or 9.3% for the quarter ended June 30, 2013. This increase was primarily the result of merger related expenses totaling $154,000. Additionally, other expenses increased by $16,000 as a result of increased legal expense; compensation and fringe benefits increased by $19,000 due to increased benefit costs; and the FDIC assessment expense increased by $2,000. A decrease of $8,000 in occupancy and equipment expense partially offset these increases.

Provision for Income Taxes:

The provision for income taxes decreased by $108,000 for the quarter ended June 30, 2013 when compared to the quarter ended June 30, 2012, due to the decrease in net income before taxes. Effective income tax rates were 45.3% and 32.3%, respectively, in the 2013 and 2012 periods. The increase in the tax rate for the current year quarter is a result of a reconciliation of taxes paid versus taxes accrued.

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 14, 2013, by and among Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc. and Mayflower Co-Operative Bank (1)

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc (2)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (3)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (2)

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on May 20, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.
*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: August 12, 2013

/s/ Edward M. Pratt Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)