Form 10-Q
period 2013-09-30
Mayflower Bancorp Inc
filed 2013-11-13
CIK 1381639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the registrant’s classes of common stock as of October 24, 2013

Common Stock $1.00 par value	2,070,076
(Title of class)	(Shares outstanding)

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(unaudited)	(audited)
	(In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,485	$3,492
Interest-bearing deposits in banks	17,406	8,931

Total cash and cash equivalents	20,891	12,423
Investment securities:
Securities available-for-sale, at fair value	39,784	48,248
Securities held-to-maturity (fair value of $39,589 and $47,052, respectively)	39,412	45,952

Total investment securities	79,196	94,200
Loans receivable, net	129,437	139,321
Accrued interest receivable	673	781
Real estate held for investment	595	606
Real estate acquired by foreclosure	273	139
Premises and equipment, net	10,268	10,489
Deposits with The Co-operative Central Bank	449	449
Stock in Federal Home Loan Bank of Boston, at cost	1,252	1,252
Refundable income taxes	127	447
Deferred income taxes	216	—
Other assets	739	1,237

Total assets	$244,116	$261,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$219,136	$235,683
Advances and borrowings	1,000	1,000
Advances from borrowers for taxes and insurance	717	772
Deferred income taxes	—	92
Accrued expenses and other liabilities	1,347	1,171

Total liabilities	222,200	238,718

STOCKHOLDERS’ EQUITY
Preferred stock $1.00 par value; authorized 5,000,000 shares; issued - none	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; issued 2,065,999 at September 30, 2013 and 2,058,422 at March 31, 2013	2,066	2,058
Additional paid-in capital	4,467	4,383
Retained earnings	15,336	15,635
Accumulated other comprehensive income	47	550

Total stockholders’ equity	21,916	22,626

Total liabilities and stockholders’ equity	$244,116	$261,344

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

Unaudited

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except Per Share Data)
Interest income:
Loans receivable	$1,568	$1,738	$3,255	$3,518
Securities held-to-maturity	196	275	432	568
Securities available-for-sale	189	259	393	547
Interest-bearing deposits in banks	6	5	11	11

Total interest income	1,959	2,277	4,091	4,644

Interest expense:
Deposits	184	257	384	533
Borrowed funds	12	12	23	23

Total interest expense	196	269	407	556

Net interest income	1,763	2,008	3,684	4,088

Provision for loan losses	—	20	—	30

Net interest income after provision for loan losses	1,763	1,988	3,684	4,058

Noninterest income:
Loan origination and other loan fees	52	41	91	60
Customer service fees	138	145	274	299
Gain (loss) on sales of mortgage loans	(25)	216	102	377
Gain on sales of investment securities	1	70	2	119
Interchange income	70	63	139	124
Other	26	32	54	59

Total noninterest income	262	567	662	1,038

Noninterest expense:
Compensation and fringe benefits	1,104	1,082	2,224	2,183
Occupancy and equipment	246	247	513	522
FDIC assessment	39	35	75	69
Merger expenses	295	—	449	—
Other	401	611	973	1,167

Total noninterest expense	2,085	1,975	4,234	3,941

Income (loss) before income taxes	(60)	580	112	1,155
Provision for income taxes	(39)	205	39	391

Net income (loss)	$(21)	$375	$73	$764

Earnings (loss) per share (basic)	$(0.01)	$0.18	$0.04	$0.37

Earnings (loss) per share (diluted)	$(0.01)	$0.18	$0.04	$0.37

Weighted average basic shares outstanding	2,063	2,059	2,057	2,060
Diluted effect of outstanding stock options	20	7	10	6

Weighted average diluted shares outstanding	2,083	2,066	2,067	2,066

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Unaudited

	Six months ended September 30,
	2013	2012
	(In thousands)
Net Income	$73	$764

Other comprehensive income (loss)
Unrealized holding (losses) gains on available-for-sale securities	(820)	289
Reclassification adjustment for gains realized in income	(2)	(119)

Net unrealized (losses) gains	(822)	170
Tax effect	319	(60)

Total other comprehensive income (loss)	(503)	110

Comprehensive income (loss)	$(430)	$874

See accompanying notes to consolidated financial statements.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Unaudited

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In Thousands)
BALANCE, March 31, 2012	$2,063	$4,321	$14,710	$790	$21,884

Net income for the six months ended September 30, 2012	—	—	764	—	764
Other comprehensive income	—	—	—	110	110
Grants of restricted common stock	1	15	—	—	16
Stock-based compensation	—	58	—	—	58
Purchase of 6,252 shares of Company stock	(6)	(11)	(48)	—	(65)
Cash dividends ($0.12 per share)	—	—	(248)	—	(248)

BALANCE, September 30, 2012	$2,058	$4,383	$15,178	$900	$22,519

BALANCE, March 31, 2013	$2,058	$4,383	$15,635	$550	$22,626

Net income for the six months ended September 30, 2013	—	—	73	—	73
Other comprehensive income (loss)	—	—	—	(503)	(503)
Issuance of 5,970 shares of common stock	6	71	—	—	77
Grants of restricted common stock	2	13	—	—	15
Cash dividends ($0.18 per share)	—	—	(372)	—	(372)

BALANCE, September 30, 2013	$2,066	$4,467	$15,336	$47	$21,916

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Unaudited

	Six months ended September 30,
	2013	2012
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received	$4,561	$5,022
Fees and other income received	661	908
FDIC assessment refund	495	—
Interest paid	(410)	(554)
Cash paid to suppliers and employees	(3,924)	(3,594)
Income taxes refunded (paid)	293	(6)

Net cash provided by operating activities	1,676	1,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	9,979	687
Purchases of available-for-sale securities	—	(12,291)
Proceeds from sales, calls and maturities of available-for-sale securities	7,441	14,326
Purchases of held-to-maturity securities	—	(12,719)
Proceeds from maturities and calls of held-to-maturity securities	6,378	12,913
Proceeds from sales of real-estate acquired by foreclosure	190	—
Capital additions to real estate acquired by foreclosure	(419)	(120)
Purchases of premises and equipment	(3)	(172)
Other - net	(1)	(233)

Net cash provided by investing activities	23,565	2,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(16,547)	(539)
Net (decrease) increase in advances from borrowers for taxes and insurance	(55)	58
Repurchase of Company stock	—	(65)
Proceeds from issuance of common stock	77	—
Dividends on common stock	(248)	(248)

Net cash used in financing activities	(16,773)	(794)

Net increase in cash and cash equivalents	8,468	3,373

Cash and cash equivalents - beginning of period	12,423	12,366

Cash and cash equivalents - end of period	$20,891	$15,739

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

Reconciliation of Net Income to Net Cash

Provided by Operating Activities

Unaudited

	Six months ended September 30,
	2013	2012
	(In Thousands)
Net income	$73	$764

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235	240
Provision for loan losses	—	30
Premium amortization	363	324
Deferred income taxes	11	(28)
Gain on sales of investments	(2)	(119)
Grants of restricted stock	15	16
Stock based compensation	—	58
Decrease (increase) in accrued interest receivable	108	54
Decrease (increase) in prepaid expenses	500	122
Decrease (increase) in mortgage servicing rights	(1)	(3)
Decrease (increase) in refundable income taxes	320	413
Increase (decrease) in accrued expenses	56	(86)
Increase (decrease) in accrued interest payable	(3)	2
Increase (decrease) in deferred loan origination fees	1	(11)

Total adjustments	1,603	1,012

Net cash provided by operating activities	$1,676	$1,776

SUPPLEMENTAL DISCLOSURES:

Total (decrease) increase in unrealized gain or loss on securities available-for-sale	$(822)	$170

Proceeds from sale of foreclosed real estate financed through loans	$100	$—

See accompanying notes to consolidated financial statements

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

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

September 30, 2013 and March 31, 2013

E.	Investment Securities

Investment securities have been classified according to management’s intent. The amortized cost of securities and their respective fair values at September 30, 2013 and March 31, 2013 follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	September 30, 2013
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$11,496	$—	$(157)	$11,339
Municipal obligations	2,555	78	(6)	2,627
Mortgage-backed and related securities	24,911	529	(367)	25,073
Trust preferred securities	750	—	(5)	745

	$39,712	$607	$(535)	$39,784

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$9,995	$—	$(159)	$9,836
Municipal obligations	2,716	122	(13)	2,825
Mortgage-backed and related securities	26,701	673	(446)	26,928

	$39,412	$795	$(618)	$39,589

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	March 31, 2013
	(In Thousands)
AVAILABLE-FOR-SALE SECURITIES:
U.S. Government Agency obligations	$14,996	$19	$(2)	$15,013
Municipal obligations	2,564	148	—	2,712
Mortgage-backed and related securities	29,044	751	(34)	29,761
Trust preferred securities	750	12	—	762

	$47,354	$930	$(36)	$48,248

HELD-TO-MATURITY SECURITIES:
U.S. Government Agency obligations	$11,997	$16	$(4)	$12,009
Municipal obligations	2,970	204	—	3,174
Mortgage-backed and related securities	30,985	957	(73)	31,869

	$45,952	$1,177	$(77)	$47,052

There was no impairment charge recognized against investment securities during the six months ended September 30, 2013 or 2012.

The scheduled maturities of securities held-to-maturity and securities (other than trust preferred securities) available-for-sale at September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	9,496	9,348	10,753	10,615
Due after 5 years through 10 years	2,502	2,590	2,520	2,562
Due after 10 years	713	723	778	789

	12,711	12,661	14,051	13,966

Mortgage-backed and related securities	26,701	26,928	24,911	25,073

	$39,412	$39,589	$38,962	$39,039

Information pertaining to securities with gross unrealized losses at September 30, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available-for-Sale:
U.S. Government agency obligations	$11,339	$157	$—	$—	$11,339	$157
Municipal obligations	511	6	—	—	511	6
Mortgage-backed and related securities	12,708	367	—	—	12,708	367
Trust preferred securities	745	5	—	—	745	5

Total securities available-for-sale	$25,303	$535	$—	$—	$25,303	$535

Securities Held-to-Maturity:
U.S. Government agency obligations	$9,836	$159	$—	$—	$9,836	$159
Municipal obligations	181	13	—	—	181	13
Mortgage-backed and related securities	12,004	446	—	—	12,004	446

Total securities held-to-maturity	$22,021	$618	$—	$—	$22,021	$618

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

F.	Loans Receivable

Loans receivable at September 30, 2013 and March 31, 2013 are summarized as follows:

(In Thousands)	September 30, 2013	March 31, 2013
Mortgage loans on real estate
Residential	$63,919	$69,295
Commercial	39,865	42,666
Construction	6,528	6,946
Home equity loans	2,391	2,587
Home equity lines of credit	15,340	15,713

Total mortgage loans	128,043	137,207

Consumer loans	1,220	1,461
Commercial loans	3,599	4,340

Total loans	132,862	143,008

Less:
Due borrowers on construction and other loans	2,287	2,553
Net deferred loan origination costs	(74)	(74)
Allowance for loan losses	1,212	1,208

	3,425	3,687

Loans receivable, net	$129,437	$139,321

Included in the above table are fixed-rate residential mortgages purchased by the Company with total balances of $14,159,000 and $18,832,000, at September 30, 2013 and March 31, 2013, respectively. The unamortized premium included in these balances was $203,000 at September 30, 2013 and $313,000 at March 31, 2013.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based upon impairment method as of September 30, 2013 and March 31, 2013.

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	September 30, 2013
Allowance for loan losses:
Beginning balance	$173	$640	$55	$238	$89	$13	$—	$1,208
Loans charged off	—	—	—	—	—	—	—	—
Recoveries	1	—	1	—	2	—	—	4
Provision for loan losses	15	(3)	(3)	12	(19)	(2)	—	—

Ending Balance	$189	$637	$53	$250	$72	$11	$—	$1,212

Ending balance: individually evaluated for impairment	$—	$251	$—	$50	$—	$—	$—	$301

Ending balance: collectively evaluated for impairment	$189	$386	$53	$200	$72	$11	$—	$911

Loans Receivable:
Ending balance	$63,919	$39,865	$4,241	$17,731	$3,599	$1,220	$—	$130,575

Ending balance: individually evaluated for impairment	$—	$2,364	$—	$293	$—	$—	$—	$2,657

Ending balance: collectively evaluated for impairment	$63,919	$37,501	$4,241	$17,438	$3,599	$1,220	$—	$127,918

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Unallocated	Total
(In Thousands)	March 31, 2013
Allowance for loan losses:
Beginning balance	$182	$585	$65	$246	$114	$25	$—	$1,217
Loans charged off	—	—	—	(57)	—	—	—	(57)
Recoveries	1	—	—	1	6	—	—	8
Provision for loan losses	(10)	55	(10)	48	(31)	(12)	—	40

Ending Balance	$173	$640	$55	$238	$89	$13	$—	$1,208

Ending balance: individually evaluated for impairment	$—	$211	$—	$30	$—	$—	$—	$241

Ending balance: collectively evaluated for impairment	$173	$429	$55	$208	$89	$13	$—	$967

Loans Receivable:
Ending balance	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$—	$140,455

Ending balance: individually evaluated for impairment	$—	$1,808	$—	$148	$—	$—	$—	$1,956

Ending balance: collectively evaluated for impairment	$69,295	$40,858	$4,393	$18,152	$4,340	$1,461	$—	$138,499

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

Impaired loans at September 30, 2013 and March 31, 2013 were as follows:

	September 30, 2013			Six Months Ended September 30, 2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$114	$114	$—	$115	$2
Commercial mortgages	175	175	—	200	3

With an allowance recorded:
Home equity loans and lines of credit	179	179	50	180	4
Commercial mortgages	2,189	2,189	251	2,201	57

Totals:
Home equity loans and lines of credit	293	293	50	295	6
Commercial mortgages	2,364	2,364	251	2,401	60

Total impaired loans	$2,657	$2,657	$301	$2,696	$66

	March 31, 2013			Year ended March 31, 2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Home equity loans and lines of credit	$118	$118	$—	$119	$3
Commercial mortgages	—	—	—	—	—

With an allowance recorded:
Home equity loans and lines of credit	30	30	30	30	1
Commercial mortgages	1,808	1,808	211	1,832	108

Totals:
Home equity loans and lines of credit	148	148	30	149	4
Commercial mortgages	1,808	1,808	211	1,832	108

Total impaired loans	$1,956	$1,956	$241	$1,981	$112

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still accruing by portfolio segment as of September 30, 2013 and March 31, 2013:

	Non accrual	Loans Past Due Over 90 Days and Still Accruing	Non accrual	Loans Past Due Over 90 Days and Still Accruing
(In Thousands)	September 30, 2013		March 31, 2013
Commercial mortgages	$874	$—	$298	$—
Home equity loans and lines of credit	243	—	147	—

Total	$1,117	$—	$445	$—

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and March 31, 2013 follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	September 30, 2013
Residential Mortgages	$19	$217	$—	$236	$63,683	$63,919
Commercial Mortgages	—	—	874	874	38,991	39,865
Construction Mortgages	—	—	—	—	4,241	4,241
Home Equity Loans and Lines of Credit	15	—	213	228	17,503	17,731
Commercial Loans	—	2	—	2	3,597	3,599
Consumer Loans	—	—	—	—	1,220	1,220

	$34	$219	$1,087	$1,340	$129,235	$130,575

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans Receivable
(In Thousands)	March 31, 2013
Residential Mortgages	$239	$—	$—	$239	$69,056	$69,295
Commercial Mortgages	181	298	—	479	42,187	42,666
Construction Mortgages	—	—	—	—	4,393	4,393
Home Equity Loans and Lines of Credit	28	—	147	175	18,125	18,300
Commercial Loans	3	—	—	3	4,337	4,340
Consumer Loans	—	—	—	—	1,461	1,461

	$451	$298	$147	$896	$139,559	$140,455

There were no loans modified as troubled debt restructures during the six months ended September 30, 2013.

During the fiscal year ended, March 31, 2013, the Company modified two commercial mortgages as troubled debt restructures. The pre-modification and post-modification recorded investment of these loans was $654,000.

For one restructure, a rate reduction of 2.0% and a maturity extension of 4 years were granted. Because repayment of the mortgage was expected to be provided solely by the operation of the underlying collateral, the Company used the fair value of the collateral to measure impairment. As of September 30, 2013, the current balance of this loan was $295,000, and the loan was not in compliance with its modified terms and is in non-performing status.

For the second restructure, a rate reduction of 2.0% was granted and principal payments were suspended for six months while the borrower attempts to market the property for sale. Principal payments have since resumed. A discounted cash flow calculation was used to determine the amount of impairment reserve required. As of September 30, 2013, the current balance of this loan was $348,000, and the loan was in compliance with its modified terms.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

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

On a quarterly basis, or more often if needed, the Company reviews the ratings on commercial mortgages, construction mortgages, and commercial loans.

The following table displays the loan portfolio by credit quality indicators as of September 30, 2013 and March 31, 2013:

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	September 30, 2013
Pass	$63,919	$35,827	$4,241	$17,438	$3,184	$1,220	$125,829
Special mention	—	2,198	—	—	364	—	2,562
Substandard	—	1,840	—	293	51	—	2,184
Doubtful	—	—	—	—	—	—	—

	$63,919	$39,865	$4,241	$17,731	$3,599	$1,220	$130,575

	Residential Mortgages	Commercial Mortgages	Construction Mortgages	Home Equity Loans and Lines of Credit	Commercial Loans	Consumer Loans	Total
(In Thousands)	March 31, 2013
Pass	$69,295	$39,160	$4,393	$18,152	$4,282	$1,461	$136,743
Special mention	—	2,049	—	—	—	—	2,049
Substandard	—	1,457	—	118	58	—	1,633
Doubtful	—	—	—	30	—	—	30

	$69,295	$42,666	$4,393	$18,300	$4,340	$1,461	$140,455

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

G.	Other Comprehensive Income

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

At September 30, 2013 and March 31, 2013, accumulated other comprehensive income relates to unrealized gains on available-for sale securities of $72,000 and $894,000, respectively, net of tax effects of $25,000 and $344,000, respectively.

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

September 30, 2013 and March 31, 2013

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

The estimated fair values of the Company’s financial instruments at September 30, 2013 and March 31, 2013 were as follows:

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	September 30, 2013
Financial assets:
Cash and due from banks	$3,485	$3,485	$—	$—
Interest-bearing deposits in banks	17,406	17,406	—	—
Investment securities	79,196	—	79,373	—
Loans, net	129,437	—	—	131,371
Accrued interest receivable	673	—	—	673
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,252	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	147,556	147,556	—	—
Certificates of deposit	71,580	—	71,904	—
Advances and borrowings	1,000	—	1,153	—

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In Thousands)	March 31, 2013
Financial assets:
Cash and due from banks	$3,492	$3,492	$—	$—
Interest-bearing deposits in banks	8,931	8,931	—	—
Investment securities	94,200	—	95,300	—
Loans, net	139,321	—	—	141,996
Accrued interest receivable	781	—	—	781
Deposits with The Co-operative Central Bank	449	N/A	N/A	N/A
Stock in Federal Home Loan Bank of Boston	1,252	N/A	N/A	N/A

Financial liabilities:
Deposits:
Checking, savings and money market accounts	157,606	157,606	—	—
Certificates of deposit	78,077	—	78,464	—
Advances and borrowings	1,000	—	1,167	—

I.	Fair Value Measurements

The Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

The balances of assets and liabilities measured at fair value as of September 30, 2013 and March 31, 2013, were as follows:

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)	September 30, 2013
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Government Agency obligations	$11,339	$—	$11,339	$—
Municipal obligations	2,627	—	2,627	—
Mortgage-backed and related securities	25,073	—	25,073	—
Trust preferred securities	745	—	745	—

Securities available-for-sale	$39,784	$—	$39,784	$—

Assets measured at fair value on a non-recurring basis:
Impaired loans	$2,657	$—	$2,657	$—
Real estate acquired by foreclosure	$273	$—	$273	$—

	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
(In thousands)	March 31, 2013
Financial instruments measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Government Agency obligations	$15,013	$—	$15,013	$—
Municipal obligations	2,712	—	2,712	—
Mortgage-backed and related securities	29,761	—	29,761	—
Trust preferred securities	762	—	762	—

Securities available-for-sale	$48,248	$—	$48,248	$—

Assets measured at fair value on a non-recurring basis:
Impaired loans	$1,956	$—	$1,956	$—
Real estate acquired by foreclosure	$139	$—	$139	$—

J.	Stock-Based Compensation

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

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

On August 24, 2010, the Company’s stockholders approved the Mayflower Bancorp, Inc. 2010 Equity Incentive Plan (the “Incentive Plan”). Under this plan, 156,475 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, of which a maximum of 104,317 may be granted as restricted shares. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of the grant of the option and may not be exercisable more than ten years after the date of the grant. As of September 30, 2013, 124,650 shares remained unissued and available for award under the Incentive Plan, of which 96,282 are available as restricted stock.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied no forfeiture rate to stock options outstanding in determining stock compensation expense for the six months ended September 30, 2013 or 2012.

The fair value of the stock options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six months ended September 30, 2012
Weighted average fair value	$2.92
Total options granted	19,855
Expected dividend yield	3.31%
Risk-free interest rate	1.69%
Expected volatility	41.95%
Expected life in years	5.00

There was no stock option compensation expense for the six months ended September 30, 2013. Stock option compensation expense was $58,000 for the six months ended September 30, 2012.

Stock option activity was as follows:

	Six months ended September 30,
	2013		2012
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Options outstanding beginning of period	45,740	$11.92	26,885	$13.20
Options granted	—	—	19,855	10.28
Options exercised	(5,970)	12.89	—	—
Options forfeited	—	—	(1,000)	14.00

Options outstanding end of period	39,770	$11.77	45,740	$11.92

The Company granted no restricted shares in the six months ended September 30, 2013 and granted 4,315 restricted shares in the six months ended September 30, 2012, which vest over a five year period. Total compensation expense related to all grants was $15,000 and $16,000, respectively for the six months ended September 30, 2013 and 2012.

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2013 and March 31, 2013

Shares of restricted stock vest immediately upon a change in control. It is anticipated that future compensation expense related to restricted stock is expected to be $38,000.

A summary of restricted stock activity is as follows:

	Six months ended September 30,
	2013		2012
	Number of Restricted Shares	Weighted Average Grant Date Fair Value	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested beginning of period	5,684	$9.37	2,976	$8.59
Granted	—	—	4,315	9.88
Vested	(1,607)	9.28	(1,607)	9.28
Forfeited	—	—	—	—

Non-vested end of period	4,077	$9.41	5,684	$9.37

MAYFLOWER BANCORP, INC. AND SUBSIDIARY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2013 and March 31, 2013, the Company’s and the Bank’s capital ratios were in excess of regulatory requirements and the Company and the Bank are considered to be well-capitalized under all regulatory requirements.

Financial Condition:

At September 30, 2013, the Company’s total assets were $244.1 million, a decrease of $17.2 million when compared to March 31, 2013. During the six months ended September 30, 2013, net loans receivable decreased by $9.9 million and total investment securities decreased by $15.0 million. These decreases were offset by an increase of $8.5 million in cash and cash equivalents.

Net loans receivable were $129.4 million at September 30, 2013, compared to $139.3 million at March 31, 2013, a decrease of $9.9 million. This decrease was partially due to a reduction of $5.4 million in residential mortgage loans on real estate. Residential mortgage rates increased significantly during the six months ended September 30, 2013, and refinancing activity slowed dramatically. Accordingly, the Company originated $11.8 million in residential mortgages as compared to $21.2 million originated for the six months ended September 30, 2012. Additionally, during the six months, the Company sold $8.8 million of fixed-rate residential loans in the secondary mortgage market, producing gains of $102,000, compared to sales of $12.4 million for the prior year quarter, which resulted in gains of $377,000. This activity, combined with other mortgage payoffs and regularly scheduled amortization, resulted in a $5.4 million decrease in residential loan balances as compared to March 31, 2013.

Additionally, during the quarter, higher than typical repayments resulted in a decrease of $3.5 million in commercial loans and mortgages, while home equity loans and lines of credit decreased by $569,000 and net construction loans outstanding decreased by $152,000. Finally, consumer loans decreased by $241,000.

During the six months ended September 30, 2013, total investment securities decreased by $15.0 million, due in part to investment calls received totaling $5.8 million and principal repayments of $8.1 million on mortgage-backed and related securities. Additionally, investment balances declined due to a decrease of $822,000 in the unrealized gain on securities available for sale, from $894,000 at March 31, 2013 to $72,000 at September 30, 2013.

Non-performing assets are comprised of non-performing loans and real estate acquired by foreclosure. Non-performing loans consist of loans that are more than 90 days past due and loans less than 90 days past due on which the Company has ceased accruing interest. As of September 30, 2013, non-performing assets totaled $1.4 million, compared to $584,000 at March 31, 2013. The increase in non-performing assets is comprised of an increase of $134,000 in real estate acquired by foreclosure, coupled with an increase of $672,000 in non-performing loans. During the period, two commercial mortgages and one home equity line of credit with balances totaling $678,000 were classified as non-performing. At September 30, 2013, non-performing assets represented 0.57% of total assets compared to 0.22% of total assets at March 31, 2013.

At September 30, 2013, the Company’s allowance for loan losses was $1,212,000, which represented an allowance of 0.94% of net loans receivable and 108.5% of non-performing loans at that date. This compares to a balance of $1,208,000 at March 31, 2013, which represented 0.87% of net loans receivable and 271.5% of non-performing loans. During the six months ended September 30, 2013, the Company recovered $2,000 against previously charged off commercial loans, $1,000 against charged off construction mortgages, and $1,000 against residential mortgages previously charged off. Management and the Board of the Company continue to closely monitor the loan portfolio and will continue to provide for potential losses as they become likely.

The Company’s loan portfolio is dependent on the strength of the local real estate market and further deterioration in that market or other negative economic conditions could have an adverse impact on the Company’s results. In addition, commercial, construction, and commercial real estate financing are generally considered to involve a higher degree of credit risk than long-term financing of residential properties due to their higher potential for default and the possible difficulty of disposing of the underlying collateral. As management continues to monitor the Company’s loan portfolio, higher provisions for loan losses and foreclosed property expense may be required should economic conditions worsen or the levels of non-performing assets increase.

The Company also maintains an allowance for loan losses against off-balance sheet credit exposures (included in other liabilities on the balance sheet). This allowance totaled $110,000 at September 30, 2013 and March 31, 2013. This allowance is intended to protect the Company against potential losses on undrawn or unfunded loan commitments made to customers.

During the six months ended September 30, 2013, total deposits, after interest credited, decreased by $16.5 million. This decrease was comprised of a reduction of $6.5 million in certificates of deposit, coupled with a decrease of $10.0 million in checking and savings accounts. During the six months ended September 30, 2013, advances and borrowings outstanding remained constant at $1.0 million.

Total stockholders’ equity decreased by $710,000 when compared to March 31, 2013. This decrease is partially due to a decrease of $503,000 in the unrealized gain (net of tax) on securities available for sale and dividends declared of $0.18 per share, totaling $372,000. Offsetting these decreases was net income for the period of $73,000, proceeds from the issuance of common stock totaling $77,000, and stock based compensation credits totaling $15,000.

Results of Operations:

Comparison of the three months ended September 30, 2013 and 2012:

General:

The net loss for the three months ended September 30, 2013 was $21,000 compared with net income of $375,000 for the three months ended September 30, 2012, a decrease of $396,000. Net interest income decreased by $245,000, the provision for loan losses decreased by $20,000, total non-interest income decreased by $305,000, and total non-interest expense increased by $110,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. As compared to the quarter ended September 30, 2012, during the three months ended September 30, 2013, the Company’s net interest margin decreased from 3.45% to 3.05%. This decrease in net interest margin is primarily a result of the decrease in yields on interest-earning assets.

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

	Three months ended September 30,
	2013			2012
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$132,196	$1,568	4.74%	$135,380	$1,738	5.14%
Investment securities	83,306	385	1.85%	87,929	534	2.43%
Interest-bearing deposits in banks	15,689	6	0.15%	9,287	5	0.22%

All interest-earning assets	$231,191	1,959	3.39%	$232,596	2,277	3.92%

Interest-bearing liabilities:
Deposits	$222,408	184	0.33%	$225,607	257	0.46%
Borrowed funds	1,000	12	4.80%	1,000	12	4.80%

All interest-bearing liabilities	$223,408	196	0.35%	$226,607	269	0.47%

Net interest income		$1,763			$2,008

Weighted average interest rate spread (2)			3.04%			3.45%

Net interest margin			3.05%			3.45%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Three months ended September 30, 2013 vs. 2012
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(170)	$(41)	$(132)	$3
Investment securities	(149)	(28)	(128)	7
Interest-bearing deposits in banks	1	3	(1)	(1)

Total	(318)	(66)	(261)	9

Interest expense:
Deposits	(73)	(4)	(70)	1
Borrowed funds	—	—	—	—

Total	(73)	(4)	(70)	1

Increase (decrease) in net interest income	$(245)	$(62)	$(191)	$8

Interest and Dividend Income:

Total interest and dividend income decreased by $318,000, or 14.0%, to $2.0 million for the three months ended September 30, 2013. Interest income from loans decreased by $170,000. This decrease was due to a decrease in the average rate earned on loans, from 5.14% to 4.74% on an annualized basis, coupled with a decrease of $3.2 million in the average balance of loans outstanding. Interest and dividend income on investment securities decreased by $149,000 as a result of a decrease in the average yield earned, from 2.43% in the quarter ended September 30, 2012 to 1.85% in the quarter ended September 30, 2013, coupled with a decrease of $4.6 million in the average balance of investments. Income from interest-bearing deposits in banks increased by $1,000 due to an increase of $6.4 million in their average balance, offset by a decrease in the average yield earned, from 0.22% for the quarter ended September 30, 2012 to 0.15% for the quarter ended September 30, 2013.

Interest Expense:

Interest expense decreased by $73,000, or 27.1%, to $196,000 for the three months ended September 30, 2013. Interest expense on deposits decreased by $73,000 as a result of a decrease in the average rate paid, from 0.46% to 0.33%, coupled with a decrease of $3.2 million in the average balance of deposits. Interest expense on borrowed funds was $12,000 for both the quarters ended September 30, 2013 and 2012.

Provision for Loan Losses:

There was no provision made to the reserve for loan losses for the quarter ended September 30, 2013, as compared to a provision of $20,000 for the quarter ended September 30, 2012. The allowance for loan losses is maintained at a level that management and the Board of the Company consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $305,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was partially due to a decrease of $241,000 in gains/losses on sales of mortgage loans, from a gain of $216,000 during the September 2012 quarter to a loss of $25,000 during the quarter ending September 30, 2013. Also, during the quarter, gains on sales of investments decreased by $69,000, other income decreased by $6,000, and customer service fees decreased by $7,000 due to reduced return check fees collected. These decreases were offset by an increase of $11,000 in loan origination and other loan fees, due to reduced amortization of the mortgage servicing asset. Finally, interchange income increased by $7,000.

Non-interest Expense:

Total non-interest expense increased by $110,000 or 5.6% for the quarter ended September 30, 2013. This increase was primarily the result of merger related expenses totaling $295,000. Additionally, compensation and fringe benefits increased by $22,000 due to increased benefit costs and the FDIC assessment expense increased by $4,000. These increases were partially offset by a decrease of $210,000 in other expenses, due to the elimination of various ongoing operating costs as a result of the pending merger and occupancy and equipment expense decreased by $1,000.

Provision for Income Taxes:

The provision for income taxes decreased by $244,000 for the quarter ended September 30, 2013 when compared to the quarter ended September 30, 2012, due to the decrease in net income before taxes.

Results of Operations:

Comparison of the six months ended September 30, 2013 and September 30, 2012:

General:

Net income for the six months ended September 30, 2013 was $73,000 compared with net income of $764,000 for the six months ended September 30, 2012, a decrease of $691,000. Net interest income decreased by $404,000, the provision for loan losses decreased by $30,000, total non-interest income decreased by $376,000, and total non-interest expense increased by $293,000.

The Company’s results largely depend upon its net interest margin, which is the difference between the income earned on loans and investments, and the interest paid on deposits and borrowings as a percentage of average interest-earning assets. During the six months ended September 30, 2013, the Company’s net interest margin decreased from 3.49% to 3.13%, when compared to the six months ended September 30, 2012. This decrease in net interest margin is partially the result of a decrease in the yield on interest earning assets, in particular, loans and investments.

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

	Six months ended September 30,
	2013			2012
	Average Balance (1)	Interest	Rate (Annualized)	Average Balance (1)	Interest	Rate (Annualized)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$135,986	$3,255	4.79%	$135,972	$3,518	5.17%
Investment securities	86,895	825	1.90%	88,387	1,115	2.52%
Interest-bearing deposits in banks	12,447	11	0.18%	9,678	11	0.23%

All interest-earning assets	$235,328	4,091	3.48%	$234,037	4,644	3.97%

Interest-bearing liabilities:
Deposits	$226,784	384	0.34%	$227,583	533	0.47%
Borrowed funds	1,000	23	4.60%	1,000	23	4.60%

All interest-bearing liabilities	$227,784	407	0.36%	$228,583	556	0.49%

Net interest income		$3,684			$4,088

Weighted average interest rate spread (2)			3.12%			3.48%

Net interest margin			3.13%			3.49%

(1)	Average balances calculated using daily balances
(2)	Represents the weighted average yield earned on all interest-earning assets during the period less the weighted average interest rate paid on all interest-bearing liabilities.

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

	Six months ended September 30, 2013 vs. 2012
	Changes due to increase (decrease)
	(in thousands)
	Total	Volume	Rate	Rate/ Volume
Interest income:
Loans	$(263)	$—	$(263)	$—
Investment securities	(290)	(19)	(276)	5
Interest-bearing deposits in banks	—	3	(2)	(1)

Total	(553)	(16)	(541)	4

Interest expense:
Deposits	(149)	(2)	(148)	1
Borrowed funds	—	—	—	—

Total	(149)	(2)	(148)	1

Increase (decrease) in net interest income	$(404)	$(14)	$(393)	$3

Interest and Dividend Income:

Total interest and dividend income decreased by $553,000, or 11.9%, to $4.1 million for the six months ended September 30, 2013. Interest income from loans decreased by $263,000. This decrease was primarily due a reduction in the average rate earned on loans, from 5.17% to 4.79% on an annualized basis. Interest and dividend income on investment securities decreased by $290,000 as a result of a decrease in the average yield earned, from 2.52% for the six months ended September 30, 2012 to 1.90% for the six months ended September 30, 2013, coupled with a decrease of $1.5 million in the average balance of investments. Income from interest-bearing deposits in banks was $11,000 for both the six months ended September 30, 2013 and 2012.

Interest Expense:

Interest expense decreased by $149,000, or 26.8%, to $407,000 for the six months ended September 30, 2013. Interest expense on deposits decreased by $149,000, primarily as a result of a decrease in the average rate paid, from 0.47% to 0.34%, coupled with a decline of $799,000 in the average balance of deposits. Interest expense on borrowed funds was $23,000 for both the six months ended September 30, 2013 and 2012.

Provision for Loan Losses:

There was no provision for loan losses for the six months ended September 30, 2013, compared to $30,000 for the six months ended September 30, 2012. The allowance for loan losses is maintained at a level that management and the Company’s Board of Directors consider adequate to provide for probable losses based upon evaluation of known and inherent risks in the loan portfolio. In determining the appropriate level for the allowance for loan losses, the Company considers past loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature of the loan portfolio and levels of non-performing and other classified loans. While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on additional increases in non-performing loans, changes in economic conditions, or for other reasons.

Non-interest Income:

Non-interest income decreased by $376,000 for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012. This decrease was due to a reduction of $275,000 in gains/losses on sales of residential mortgage loans to the secondary market, coupled with a decrease of

$117,000 in gains realized upon the on sale of investments. Additionally, customer service fees decreased by $25,000, due to a reduction in return check fees collected. These decreases were offset by an increase of $31,000 in loan origination and other loan fees and $15,000 in interchange income on debit card transactions. Finally, other income decreased by $5,000.

Non-interest Expense:

Total non-interest expense increased by $293,000 or 7.4% for the six months ended September 30, 2013. This increase was primarily the result of merger related expenses totaling $449,000. Additionally, compensation and fringe benefits increased by $41,000 due to increased benefit costs and the FDIC assessment expense increased by $6,000. Other expenses decreased by $194,000 as a result of the elimination of various ongoing operating costs as a result of the pending merger and occupancy and equipment expense decreased by $9,000.

Provision for Income Taxes:

The provision for income taxes decreased by $352,000 for the six months ended September 30, 2013 when compared to the six months ended September 30, 2012 due to a decrease in net income before taxes. Effective income tax rates were 34.8% and 33.9% respectively in the 2013 and 2012 periods.

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

PART II

Item 1.	Legal Proceedings

None

Item 1.A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of May 14, 2013, by and among Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc. and Mayflower Co-operative Bank (1)

Exhibit 3.1	Articles of Organization of Mayflower Bancorp, Inc. (2)

Exhibit 3.2	Bylaws of Mayflower Bancorp, Inc., as amended (3)

Exhibit 4	Stock Certificate for Common Stock of Mayflower Bancorp, Inc. (2)

Exhibit 10.1	Settlement agreement by and between Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc., Mayflower Co-operative Bank, and Edward M. Pratt

Exhibit 10.2	Settlement agreement by and between Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc., Mayflower Co-operative Bank, and John J. Biggio

Exhibit 10.3	Settlement agreement by and between Independent Bank Corp., Rockland Trust Company, Mayflower Bancorp, Inc., Mayflower Co-operative Bank, and Maria Vafiades

Exhibit 31	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32	Section 1350 Certifications

Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on May 20, 2013.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 16, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-52477), filed with the SEC on February 14, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYFLOWER BANCORP, INC.

Date: November 13, 2013

/s/ Edward M. Pratt
Edward M. Pratt, President & Chief Executive Officer
(Duly Authorized Officer)

/s/ Maria Vafiades
Maria Vafiades, Chief Financial Officer
(Principal Financial & Accounting Officer)